Form 10-Q
period 1995-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 1995-05-15
CIK 814898

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995         Commission file number   0-15981

                         HILB, ROGAL AND HAMILTON COMPANY

             (Exact name of registrant as specified in its charter)



            Virginia                                 54-1194795
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

P. O. Box 1220, Glen, Allen, VA                       23060-1220
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at May 5, 1995
Common stock, no par value                           14,732,026

                     HILB, ROGAL AND HAMILTON COMPANY
                                   INDEX



                                                            Page


Part I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months ended
            March 31, 1995 and 1994                             3

          Consolidated Balance Sheet
            March 31, 1995 and December
            31, 1994                                            4

          Statement of Consolidated Cash Flows
            for the three months ended March
            31, 1995 and 1994                                   5

          Notes to Consolidated Financial
            Statements                                          6


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                   7-8

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                          9


Part II.  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K           10

          Exhibit 11 - See Part I

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                           THREE MONTHS ENDED
                                    MARCH 31, 1995      MARCH 31, 1994
                                                          (Restated)

Revenues
  Commissions and fees                 $38,081,734        $37,693,248
  Investment income                        512,748            338,779
  Other                                    761,655          1,299,792
                                       -----------        -----------
                                        39,356,137         39,331,819
Operating expenses
  Compensation and employee
    benefits                            20,599,309         20,949,795
  Other operating expenses               8,752,895          8,703,966
  Amortization of intangibles            1,648,058          1,681,144
  Interest expense                         110,237            191,636
                                       -----------        -----------
                                        31,110,499         31,526,541
                                       -----------        -----------
   INCOME BEFORE INCOME TAXES            8,245,638          7,805,278

Income taxes                             3,298,255          3,074,249
                                       -----------        -----------
   NET INCOME                          $ 4,947,383        $ 4,731,029
                                       ===========        ===========
   NET INCOME PER SHARE                      $0.34              $0.32
                                             =====              =====

Dividends                                    $0.14              $0.12
                                             =====              =====

Weighted Average Number of
  Shares Outstanding                    14,757,450         14,802,162
                                        ==========         ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                             MARCH 31,       DECEMBER 31,
                                               1995             1994

                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $ 13,069,902    $ 12,615,132
  Investments                                  27,753,702      23,131,550
  Receivables:
    Premiums, less allowance for doubtful
      accounts of $1,993,000 and $2,348,000,
      respectively                             35,920,902      39,261,731
    Other                                       5,385,966       6,635,856
                                             ------------    ------------
                                               41,306,868      45,897,587
  Prepaid expenses and other current assets     2,668,944       3,262,743
                                             ------------    ------------
                        TOTAL CURRENT ASSETS   84,799,416      84,907,012

INVESTMENTS                                     8,220,000       9,470,000

PROPERTY AND EQUIPMENT (NET)                   12,310,113      12,426,949

INTANGIBLE ASSETS
  Expiration rights                            59,603,673      57,742,996
  Goodwill                                     16,992,695      16,480,408
  Noncompetition agreements                     9,603,414       9,603,414
                                             ------------     -----------
                                               86,199,782      83,826,818
  Less accumulated amortization                36,704,966      35,097,409
                                             ------------     -----------
                                               49,494,816      48,729,409
OTHER ASSETS                                    3,582,109       3,361,425
                                             ------------     -----------
                                             $158,406,454    $158,894,795
                                             ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies    $ 64,996,844    $ 65,361,846
  Accounts payable and accrued expenses         7,912,631       8,438,709
  Premium deposits and credits due customers    6,579,385       8,847,097
  Current portion of long-term debt             2,935,322       4,499,378
                                             ------------     -----------
               TOTAL CURRENT LIABILITIES       82,424,182      87,147,030

LONG-TERM DEBT                                  2,961,780       3,173,405

OTHER LONG-TERM LIABILITIES                     2,859,807       2,144,204

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
    authorized 50,000,000 shares;
    outstanding 14,759,524 and 14,679,464
    shares, respectively                       44,282,775      43,426,295
  Retained earnings                            25,877,910      23,003,861
                                             ------------    ------------
                                               70,160,685      66,430,156
                                             ------------    ------------
                                             $158,406,454    $158,894,795
                                             ============    ============
See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                THREE MONTHS ENDED
                                       MARCH 31, 1995         MARCH 31, 1994
                                                                (Restated)
OPERATING ACTIVITIES
  Net income                            $  4,947,383          $  4,731,029
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization         638,807               745,344
       Amortization of intangible assets   1,648,058             1,681,144
       Provision for losses on accounts
         receivable                          147,559               145,413
       Gain on sale of assets               (605,452)           (1,099,798)
                                        ------------          ------------
                                           6,776,355             6,203,132
       Changes in operating assets and
         liabilities net of effects from
         insurance agency acquisitions:
           Decrease in accounts receivable  5,133,936            5,951,484
           Decrease in prepaid expenses       596,095            1,050,197
           Decrease in premiums payable to
             insurance companies           (1,230,535)          (6,276,415)
           Increase (decrease) in premium
             deposits and customer credits (2,267,712)             874,572
           Increase (decrease) in accounts
             payable and accrued expenses    (734,006)           1,884,396
           Other operating activities        (223,800)             (23,805)
                                          -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   8,050,333            9,663,561

INVESTING ACTIVITIES
  Proceeds from maturities of investments   3,140,000            3,941,505
  Purchase of investments                  (6,512,152)          (7,430,000)
  Purchase of property and equipment         (491,026)            (535,067)
  Purchase of insurance agencies, net of
    cash acquired                             536,437             (239,958)
  Proceeds from sale of assets                587,345              617,036
  Other investing activities                   (1,346)              97,668
                                          -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES      (2,740,742)          (3,548,816)

FINANCING ACTIVITIES
  Proceeds from long-term debt             10,000,000
  Principal payments on long-term debt    (12,216,093)          (2,391,023)
  Proceeds from issuance of Common Stock        5,100               16,500
  Repurchase of Common Stock                 (570,495)            (466,250)
  Dividends                                (2,073,333)          (1,718,002)
  Other financing activities                                        23,945
                                         ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                               (4,854,821)          (4,534,830)
                                         ------------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS         454,770            1,579,915
  Cash and cash equivalents at beginning
    of period                              12,615,132           14,420,351
                                         ------------         ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                              $ 13,069,902         $ 16,000,266
                                         ============         ============
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1995

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

NOTE B--INCOME TAXES

The Company (except for pooled entities prior to acquisition) files a consolidated federal income tax return. Deferred taxes result from temporary differences between the reporting for income tax and financial statement purposes primarily related to the recording of commission and fee income, bad debt expense, depreciation expense, basis differences in intangible assets and the recognition of net operating loss carryforwards from pooled entities.

NOTE C--ACQUISITIONS

During the first three months of 1995, the Company acquired all of the outstanding shares of an insurance agency in exchange for $1,862,000 (125,000 shares of Common Stock and $440,000 in guaranteed future payments) in a purchase accounting transaction. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the three months ended March 31, 1995 and 1994, the Company sold certain insurance accounts and other assets resulting in gains of approximately $605,000 and $1,100,000, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

                 HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Results herein reflect the restatement of prior year financial information due to pooling-of-interest mergers in 1994.

For the three months ended March 31, 1995, commissions and fees were $38.1 million, an increase of 1.0% from commissions and fees of $37.7 million during the comparable period of the prior year. Approximately $2.8 million of commissions were derived from purchase acquisitions of new insurance agencies, and revenues realized from contingency, override and profit sharing arrangements with insurance companies increased by approximately $0.6 million. These increases were in part offset by decreases of approximately $2.8 million from the sale of certain offices and accounts in 1994 and the impact of the soft market conditions, which have resulted in decreasing premium rates and increased competition.

Investment income increased 51.4% over the prior year reflecting an increase in average investable assets combined with an increase in interest rates. Other revenues decreased by $0.5 million and include gains from the sale of certain insurance accounts and other assets of $0.6 million and $1.1 million in 1995 and 1994, respectively.

Expenses decreased by $0.4 million or 1.3%. Decreases relate to expense controls, the impact of certain offices and accounts sold in 1994, along with $0.1 million in decreased interest associated with the retirement of debt, in part offset by costs associated with insurance agencies purchased in the latter part of 1994.

The Company's overall tax rate of 40.0% for the three months ended March 31, 1995, was relatively comparable to the rate of 39.4% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 1995 should not be considered indicative of the results that may be expected for the entire year ending December
31, 1995.

Liquidity and Capital Resources:

Net cash provided by operations totalled $8.1 million and $9.7 million for the three months ended March 31, 1995 and 1994, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $0.5 million in both the three months ended March 31, 1995 and 1994. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The Company did not have any material capital expenditure commitments as of March 31, 1995.

Financing activities utilized cash of $4.9 million and $4.5 million in the three months ended March 31, 1995 and 1994, respectively. The Company has repaid its debt, including debt of pooled entities, and annually increased its dividend rate. The Company anticipates continued reduction in its long-term debt and the continuance of its dividend policy. The Company has a $5,000,000 bank revolving credit loan which is available for short-term financing requirements.

The Company had a current ratio (current assets to current liabilities) of
1.03 to 1.00 as of March 31, 1995. The Company expects to continue to acquire agencies with its Common Stock through pooling-of-interests mergers. The Company also expects to use available funds to provide funding for the cash portion of the purchase price of agencies to be acquired under the purchase method of accounting. Shareholders' equity of $70.2 million at March 31, 1995, is improved from $66.4 million at December 31, 1994.

The Company believes that cash generated from operations, together with existing cash and cash equivalent balances and borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the three months ended March 31, 1995.


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Hilb, Rogal and Hamilton Company
                                            (Registrant)


Date       May 8, 1995             By:     /s/  Robert H. Hilb
     ------------------                -----------------------
                                           Chairman
                                   (Principal Executive Officer)



Date       May 8, 1995             By:    /s/  Timothy J. Korman
     ------------------                ---------------------------
                                     Senior Vice President-Finance
                                     (Principal Financial Officer)



Date       May 8, 1995             By:    /s/  Carolyn Jones
     ------------------                ----------------------------
                                   Vice President and Controller
                                   (Chief Accounting Officer)