Form 10-Q
period 1995-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 1995-08-11
CIK 814898

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995              Commission file number  0-15981
                      HILB, ROGAL AND HAMILTON COMPANY
          (Exact name of registrant as specified in its charter)


     Virginia                                                 54-1194795
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  P. O. Box 1220, Glen, Allen, VA                               23060-1220
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at August 9, 1995
Common stock, no par value                           14,355,305

                    HILB, ROGAL AND HAMILTON COMPANY
                                   INDEX


                                                            Page


Part I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and six months
            ended June 30, 1995 and 1994                        3

          Consolidated Balance Sheet,
            June 30, 1995 and December
            31, 1994                                            4

          Statement of Consolidated Shareholders'
            Equity for the six months ended
            June 30, 1995 and 1994                              5

          Statement of Consolidated Cash Flows
            for the six months ended June
            30, 1995 and 1994                                   6

          Notes to Consolidated Financial
            Statements                                        7-8


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                 9-10

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                        11


Part II.  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K         12

          Exhibit 11 - See Part I

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                        JUNE 30, 1995   JUNE 30, 1994       JUNE 30, 1995    JUNE 30, 1994
                                         (Restated)                           (Restated)
Revenues
  Commissions and fees   $33,041,637      $33,109,886         $71,219,965      $70,803,134
  Investment income          570,555          410,357           1,084,800          749,135
  Other                    2,961,187        1,666,144           3,723,218        2,965,937
                         -----------       ----------          ----------      -----------
                          36,573,379       35,186,387          76,027,983       74,518,206

Operating expenses
  Compensation and
    employee benefits     20,517,070       19,792,312          41,171,559       40,742,107
  Other operating
    expenses               8,760,325        8,780,888          17,575,844       17,484,855
   Amortization of
    intangibles            1,673,520        1,627,278           3,321,578        3,308,422
  Interest expense           118,454          192,568             228,691          384,204
                         -----------      -----------         -----------      -----------
                          31,069,369       30,393,046          62,297,672       61,919,588
                         -----------      -----------         -----------      -----------
INCOME BEFORE
  INCOME TAXES             5,504,010        4,793,341          13,730,311       12,598,618

Income taxes               2,194,290        1,875,026           5,492,545        4,949,274
                         -----------      -----------        ------------      -----------
   NET INCOME            $ 3,309,720      $ 2,918,315         $ 8,237,766      $ 7,649,344
                         ===========      ===========        ============      ============

   NET INCOME PER
     COMMON SHARE         $0.23            $0.20               $0.56            $0.52
                          =====            =====               =====            =====

Dividends per Common
  Share                   $0.14            $0.12               $0.28            $0.24
                          =====            =====               =====            =====

Weighted Average
  Number of Shares
  Outstanding             14,676,597       14,790,464          14,737,117       14,796,313
                          ==========       ==========          ==========       ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                           JUNE 30,           DECEMBER 31,
                                              1995                      1994

                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 16,214,706  $ 12,615,132
  Investments                                       20,145,000    23,131,550
 Receivables:
    Premiums, less allowance for doubtful
      accounts of $1,927,000 and $2,348,000,
      respectively                                  39,581,880    39,261,731
    Other                                            5,081,776     6,635,856
                                                  ------------   -----------
                                                    44,663,656    45,897,587
  Prepaid expenses and other current assets          2,291,145     3,262,743
                                                  ------------   -----------
                   TOTAL CURRENT ASSETS             83,314,507    84,907,012

INVESTMENTS                                          6,635,000     9,470,000

PROPERTY AND EQUIPMENT (NET)                         12,885,434   12,426,949

INTANGIBLE ASSETS
  Expiration rights                                 60,524,358    57,742,996
  Goodwill                                          17,498,195    16,480,408
  Noncompetition agreements                          9,760,414     9,603,414
                                                   -----------   -----------
                                                    87,782,967    83,826,818
  Less accumulated amortization                     38,342,485    35,097,409
                                                   -----------   -----------
                                                    49,440,482    48,729,409
OTHER ASSETS                                         5,042,526     3,361,425
                                                  ------------  ------------
                                                  $157,317,949  $158,894,795
                                                  ============  ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies         $ 67,074,094  $ 65,361,846
  Accounts payable and accrued expenses              6,974,604     8,438,709
  Premium deposits and credits due customers         7,700,155     8,847,097
  Current portion of long-term debt                  1,398,072     4,499,378
                                                   -----------   -----------
                  TOTAL CURRENT LIABILITIES         83,146,925    87,147,030

LONG-TERM DEBT                                       2,725,640     3,173,405

OTHER LONG-TERM LIABILITIES                          5,002,214     2,144,204

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
    authorized 50,000,000 shares;
    outstanding 14,392,512 and 14,679,464
    shares, respectively                           39,214,439    43,426,295
  Retained earnings                                27,228,731    23,003,861
                                                  -----------   -----------
                                                   66,443,170    66,430,156
                                                  -----------   -----------
                                                 $157,317,949  $158,894,795
                                                 ============  ============
See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                        Common Stock   Retained Earnings

Balance at January 1, 1995              $43,426,295       $23,003,861
  Issuance of 175,400 shares of Common
   Stock                                  2,014,475
  Purchase of 507,200 shares of Common
    Stock                                (6,227,331)
  Payment of dividends                                     (4,131,993)
  Transactions related to pooled companies    1,000           119,097
  Net income                                                8,237,766
                                        -----------       -----------
Balance at June 30, 1995                $39,214,439       $27,228,731
                                        ===========       ===========


Balance at January 1, 1994              $45,376,820       $18,780,173
  Issuance of 2,750 shares of Common
    Stock                                    16,500
  Purchase of 48,660 shares of Common
    Stock                                  (591,994)
  Payment of dividends                                     (3,429,634)
  Transactions related to pooled companies  (41,146)           79,871
  Net income                                                7,649,344
                                        -----------       -----------
Balance at June 30, 1994                $44,760,180       $23,079,754
                                        ===========       ===========
See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                                 SIX MONTHS ENDED
                                         JUNE 30, 1995            JUNE 30, 1994
                                                                   (Restated)
OPERATING ACTIVITIES
  Net income                                   $  8,237,766     $  7,649,344
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 1,295,455        1,471,982
    Amortization of intangible assets             3,321,578        3,308,422
    Provision for losses on accounts
      receivable                                    391,683          361,584
    Gain on sale of assets                       (2,987,314)      (2,592,873)
                                               ------------      ------------
                                                 10,259,168       10,198,459
  Changes in operating assets and liabilities
    net of effects from insurance agency
    acquisitions:
    Decrease in accounts receivable               1,533,024        6,550,011
    Decrease in prepaid expenses                    973,894        1,313,634
    Increase (decrease) in premiums payable to
      insurance companies                           846,715       (3,865,817)
    Increase (decrease) in premium deposits
      and credits due customers                  (1,146,942)       1,326,840
    Decrease in accounts payable and
      accrued expenses                           (1,682,033)        (250,333)
    Other operating activities                      287,760          438,597
                                               ------------      -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     11,071,586       15,711,391
INVESTING ACTIVITIES
  Proceeds from maturities of investments        12,333,702        5,161,505
  Purchase of investments                        (6,512,152)     (11,603,183)
  Purchase of property and equipment             (1,890,989)      (1,057,436)
  Purchase of insurance agencies, net of
    cash acquired                                  (229,249)      (1,028,149)
  Proceeds from sale of assets                    2,957,759        3,246,172
  Other investing activities                        180,025          128,397
                                               ------------      -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            6,839,096       (5,152,694)
FINANCING ACTIVITIES
  Proceeds from long-term debt                   14,500,000            3,410
  Principal payments on long-term debt          (18,576,983)      (2,796,441)
  Proceeds from issuance of Common Stock              5,100           16,500
  Repurchase of Common Stock                     (6,227,331)        (466,994)
  Dividends                                      (4,131,993)      (3,429,634)
  Other financing activities                        120,099           38,726
                                                ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES           (14,311,108)      (6,634,433)
INCREASE IN CASH AND CASH
  EQUIVALENTS                                     3,599,574        3,924,264
  Cash and cash equivalents at beginning
    of period                                    12,615,132       14,420,351

CASH AND CASH EQUIVALENTS AT END               ------------     ------------
  OF PERIOD                                    $ 16,214,706     $ 18,344,615
                                               ============     ============
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1995

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

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

NOTE C--ACQUISITIONS

During the first six months of 1995, the Company acquired all of the outstanding shares of an insurance agency in exchange for 37,000 shares of Common Stock of the Company. This transaction was accounted for as a pooling-of-interest merger; however, prior year financial statements were not restated due to the immaterial effect on the Company's consolidated financial statements.

During the first six months of 1995, the Company acquired certain assets and liabilities of four insurance agencies for $3,354,000 ($817,000 in cash, $528,000 in guaranteed future payments and 175,000 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

uring the six months ended June 30, 1995 and 1994, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,987,000 and $2,593,000, respectively, including $2,382,000 and $1,493,000 in the second quarters of 1995 and 1994, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE E--SUBSEQUENT EVENT

On July 1, 1995, the Company acquired certain assets and liabilities of four insurance agencies for $9,020,000 ($5,796,000 in cash, $1,429,000 in guaranteed future payments and 142,726 shares of Common Stock) in purchase accounting transactions.

The proforma unaudited results of operations for the six months ended June 30, 1995 and 1994, assuming the above purchase acquisitions and those disclosed in Note C had occurred as of January 1, 1994, are as follows:

                                      Six Months Ended June 30,
                                          1995            1994

     Revenues                           $81,614,000    $85,645,000
     Net Income                           8,016,000      7,252,000
     Net Income Per Common Share              $0.54          $0.48

               HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Results herein reflect the restatement of prior year financial information due to pooling-of-interests mergers in 1994.

For the three months ended June 30, 1995 commissions and fees were $33.0 million, a decrease of .2% over commissions and fees of $33.1 million during the comparable period of the prior year. Approximately $2.9 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $2.2 million in commissions and fees from the sale of certain accounts and offices in 1994 and 1995 and reductions in contingent and override commissions of $1.2 million.

Investment income during the second quarter increased 39.0% over the comparable period of the prior year reflecting an increase in investment yields. Other revenues increased by $1.3 million and include gains from the sale of certain insurance accounts and other assets of $2.4 million and $1.5 million in 1995 and 1994, respectively. In addition, in 1995, the Company realized $.4 million from a legal settlement.

Expenses increased by $.7 million or 2.2%. Costs associated with insurance agencies purchased in the latter part of 1994 and the first half of 1995 were offset by reduced costs related to the sale of agencies and accounts in 1995 and 1994.

The Company's overall tax rate of 39.9% for the three months ended June 30, 1995, compared to 39.1% for the same period of the prior year.

Net income for the three months ended June 30, 1995 was $3.3 million as compared with $2.9 million for the comparable prior period, a 13.4% increase. Earnings per share for the three months were $0.23, a 15.0% increase over $0.20 in the comparable period in 1994.

For the six months ended June 30, 1995, commissions and fees were $71.2 million, an increase of .6% over commissions and fees of $70.8 million during the comparable period of the prior year. Approximately $5.6 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was, in part, offset by decreases of approximately $5.0 million in commissions and fees from the sale of certain accounts in 1994 and 1995, and reductions of $.5 million in contingent and override commissions.

Investment income increased by 44.8% and reflects an increase in investment yields. Other income increased by $.8 million and include gains from the sale of certain insurance accounts and other assets of $3.0 million and $2.6 million in 1995 and 1994, respectively. In addition, in 1995, the Company realized
$.4 million from a legal settlement.

Expenses remained relatively level with the prior year as costs associated with agencies purchased in the latter part of 1994 and the first half of 1995 were offset by reduced costs related to the sale of agencies and accounts in 1995 and 1994.

The Company's overall tax rate was 40.0% for the six months ended June 30, 1995, compared to 39.3% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 1995 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1995.

Liquidity and Capital Resources:

Net cash provided by operations totalled $11.1 million and $15.7 million for the six months ended June 30, 1995 and 1994, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $1.9 million and $1.1 million in the six months ended June 30, 1995 and 1994, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. Cash expenditures for the purchase of insurance agencies accounted for under the purchase method of accounting amounted to $.2 million and $1.0 million in the six months ended June 30, 1995 and 1994, respectively. In addition, a portion of the purchase price of such acquisitions may be paid through Common Stock and deferred cash payments. The Company did not have any material capital expenditure commitments as of June 30, 1995. Cash proceeds from the sale of accounts and other assets amounted to $3.0 million and $3.2 million in the six months ended June 30, 1995 and 1994, respectively.

Financing activities utilized cash of $14.3 million and $6.6 million in the six months ended June 30, 1995 and 1994, respectively. The Company has repaid its debt, including debt of pooled entities, and annually increased its dividend rate. The Company anticipates continued reduction in its long-term debt and the continuance of its dividend policy. The Company has a $5,000,000 bank revolving credit loan which is available for short-term financing requirements.

The Company had a current ratio (current assets to current liabilities) of 1.00 to 1.00 as of June 30, 1995. The Company expects to use available funds to provide funding for the cash portion of the purchase price of agencies to be acquired under the purchase method of accounting. Shareholders' equity of $66.4 million at June 30, 1995, is level with that at December 31, 1994 reflecting earnings and the issuance of Common Stock in acquisitions, offset by dividends and the repurchase of 507,200 shares of Common Stock.

The Company believes that cash generated from operations, together with existing cash and cash equivalent balances and borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the six months ended June 30, 1995.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                              (Registrant)


Date     August 10, 1995                By:     /s/  Robert H. Hilb
                                               Chairman
                                        (Principal Executive Officer)



Date     August 10, 1995                By:    /s/  Timothy J. Korman
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)



Date     August 10, 1995                By:    /s/  Carolyn Jones
                                            Vice President and Controller
                                        (Chief Accounting Officer)