Form 10-Q
period 1995-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 1995-11-07
CIK 814898

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995            Commission file number  0-15981

                          HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)



              Virginia                                       54-1194795
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  P. O. Box 1220, Glen, Allen, VA                               23060-1220
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at November 3, 1995
Common stock, no par value                              14,084,864

                     HILB, ROGAL AND HAMILTON COMPANY
                                   INDEX


                                                      Page

Part I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and nine months
            ended September 30, 1995
            and 1994                                       3

          Consolidated Balance Sheet,
            September 30, 1995 and December
            31, 1994                                       4

          Statement of Consolidated Shareholders'
            Equity for the nine months ended
            September 30, 1995 and 1994                    5

          Statement of Consolidated Cash Flows
            for the nine months ended September
            30, 1995 and 1994                              6

          Notes to Consolidated Financial
            Statements                                   7-8


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations             9-11

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                     12


Part II.  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K      13

          Exhibit 11 - See Part I

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                     SEPT.  30, 1995   SEPT. 30, 1994      SEPT. 30, 1995    SEPT. 30, 1994
                                          (Restated)                           (Restated)
Revenues
  Commissions and fees   $ 35,775,585     $ 31,288,623        $106,995,550     $102,091,757
  Investment income           434,906          466,215           1,519,707        1,215,350
  Other                       184,374        2,374,657           3,907,591        5,340,594
                         ------------     ------------       -------------     ------------
                           36,394,865       34,129,495         112,422,848      108,647,701

Operating expenses
  Compensation and
    employee benefits      20,700,611       18,892,026          61,872,170       59,634,133
  Other operating
    expenses                9,702,191        9,125,231          27,278,034       26,610,086
   Amortization of
    intangibles             1,861,407        1,512,679           5,182,985        4,821,101
  Interest expense             95,435          205,903             324,126          590,107
                         ------------     ------------        ------------     ------------
                           32,359,644       29,735,839          94,657,315       91,655,427
INCOME BEFORE
  INCOME TAXES              4,035,221        4,393,656          17,765,533       16,992,274

Income taxes                1,645,750        1,919,302           7,138,296        6,868,576
                         ------------     ------------        ------------     ------------
   NET INCOME            $  2,389,471     $  2,474,354        $ 10,627,237     $ 10,123,698
                         ============     ============        ============     ============

   NET INCOME
     PER SHARE                $0.17             $0.17              $0.73             $0.68
                              =====             =====              =====             =====


Dividends                     $0.14             $0.12              $0.42             $0.36
                              =====             =====              =====             =====

Weighted Average
  Number of Shares
  Outstanding              14,373,977       14,790,464          14,616,701       14,794,363
                           ==========       ==========          ==========       ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                            SEPTEMBER 30,        DECEMBER 31,
                                               1995                 1994

                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 18,406,721       $ 12,615,132
  Investments                                 15,187,654         23,131,550
 Receivables:
    Premiums, less allowance for doubtful
      accounts of $2,109,000 and $2,348,000,
      respectively                            45,667,489         39,261,731
    Other                                      5,731,483          6,635,856
                                            ------------       ------------
                                              51,398,972         45,897,587
  Prepaid expenses and other current assets    3,643,660          3,262,743
                                            ------------       ------------
                   TOTAL CURRENT ASSETS       88,637,007         84,907,012

INVESTMENTS                                    4,550,000          9,470,000

PROPERTY AND EQUIPMENT (NET)                   13,269,289        12,426,949

INTANGIBLE ASSETS
  Expiration rights                            67,302,463        57,742,996
  Goodwill                                     24,091,516        16,480,408
  Noncompetition agreements                     9,987,052         9,603,414
                                             ------------      ------------
                                              101,381,031        83,826,818
  Less accumulated amortization                40,173,973        35,097,409
                                             ------------      ------------
                                               61,207,058        48,729,409
OTHER ASSETS                                    5,124,817         3,361,425
                                             ------------      ------------
                                             $172,788,171      $158,894,795
                                             ============      ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies    $ 75,750,131      $ 65,361,846
  Accounts payable and accrued expenses         6,913,266         8,438,709
  Premium deposits and credits due customers    8,216,237         8,847,097
  Current portion of long-term debt             1,397,750         4,499,378
                                             ------------      ------------
               TOTAL CURRENT LIABILITIES       92,277,384        87,147,030

LONG-TERM DEBT                                  8,843,045         3,173,405

OTHER LONG-TERM LIABILITIES                     7,621,649         2,144,204

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
    authorized 50,000,000 shares;
    outstanding 14,173,064 and 14,679,464
    shares, respectively                       36,344,803        43,426,295
  Retained earnings                            27,638,984        23,003,861
  Cumulative translation adjustment                62,306               --
                                             ------------     ------------
                                               64,046,093        66,430,156
                                             ------------     -------------
                                             $172,788,171      $158,894,795
                                             ============     =============
See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                           Cumulative
                                                                           Translation
                                        Common Stock   Retained Earnings   Adjustment
Balance at January 1, 1995              $ 43,426,295    $23,003,861
  Issuance of 318,126 shares of Common
    Stock                                  3,815,196
  Purchase of 870,320 shares of Common
    Stock                                (10,897,688)
  Payment of dividends                                   (6,111,211)
  Transactions related to pooled companies     1,000        119,097
  Net income                                             10,627,237
  Translation adjustment                                                     $62,306
                                        ------------    -----------          -------
Balance at September 30, 1995           $ 36,344,803    $27,638,984          $62,306
                                        ============    ===========          =======

Balance at January 1, 1994              $ 45,376,820    $18,780,173
  Issuance of 2,750 shares of Common
    Stock                                     16,500
  Purchase of 48,660 shares of Common
    Stock                                   (591,994)
  Payment of dividends                                   (5,169,810)
  Transactions related to pooled companies   (44,169)        56,340
  Net income                                             10,123,698
                                        ------------    -----------          -------
Balance at September 30, 1994           $ 44,757,157    $23,790,401          $    --
                                        ============    ===========          =======
























See notes to consolidated financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                        NINE MONTHS ENDED
                                               SEPT. 30, 1995   SEPT. 30, 1994
                                                                  (Restated)
OPERATING ACTIVITIES
  Net income                                    $ 10,627,237     $ 10,123,698
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                1,996,719        2,112,272
      Amortization of intangible assets            5,182,985        4,821,101
      Provision for losses on accounts
        receivable                                   675,674          667,731
      Gain on sale of assets                      (3,029,881)      (4,801,113)
                                                ------------     ------------
                                                  15,452,734       12,923,689
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions:
          (Increase) decease in accounts
            receivable                            (3,441,511)       3,746,297
          (Increase) decrease in prepaid expenses   (206,079)         216,900
          Increase (decrease) in premiums payable
            to insurance companies                 5,066,086       (2,464,120)
          Decrease in premium deposits
            and credits due customers               (630,860)      (1,070,797)
          Increase (decrease) in accounts payable
            and accrued expenses                  (2,805,900)       1,926,771
          Other operating activities                 713,042          425,402
                                                ------------     ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      14,147,512       15,704,142
INVESTING ACTIVITIES
  Proceeds from maturities of investments         20,263,298       11,804,455
  Purchase of investments                         (7,399,402)     (25,022,868)
  Purchase of property and equipment              (2,746,152)      (1,351,486)
  Purchase of insurance agencies, net of
    cash acquired                                 (4,827,594)      (2,035,798)
  Proceeds from sale of assets                     3,000,326        7,526,663
  Other investing activities                         195,920          180,582
                                               -------------      -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                             8,486,396       (8,898,452)
FINANCING ACTIVITIES
  Proceeds from long-term debt                    24,912,500            5,084
  Principal payments on long-term debt           (24,871,117)      (3,422,187)
  Proceeds from issuance of Common Stock               5,100           16,500
  Repurchase of Common Stock                     (10,897,688)        (466,994)
  Dividends                                       (6,111,211)      (5,169,810)
  Other financing activities                         120,097           12,171
                                               -------------      -----------
NET CASH USED IN FINANCING ACTIVITIES            (16,842,319)      (9,025,236)
                                               -------------      -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      5,791,589       (2,219,546)
  Cash and cash equivalents at beginning
    of period                                     12,615,132       14,420,351
                                                ------------     ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                     $ 18,406,721     $ 12,200,805
                                                ============     ============
See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1995

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December
31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

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

NOTE C--ACQUISITIONS

During the first nine months of 1995, the Company acquired all of the outstanding shares of an insurance agency in exchange for 37,000 shares of Common Stock. This transaction was accounted for as pooling-of-interests merger; however, prior year financial statements were not restated due to the immaterial effect of the Company's consolidated financial statements.

During the first nine months of 1995, the Company acquired certain assets and liabilities of 12 insurance agencies and certain other books of business for $13,441,000 ($7,603,000 in cash and $1,997,000 in guaranteed future payments and 317,726 shares of Common Stock) in purchase accounting transactions. The proforma unaudited results of operations for the nine months ended
September 30, 1995 and 1994, assuming the above purchase acquisitions had occurred as of January 1, 1994, as follows:

                                    Nine Months Ended September 30,
                                          1995            1994

     Revenues                           119,173,000    126,579,000
     Net Income                          10,375,000      9,502,000
     Net Income Per Common Share              $0.70          $0.63

NOTE D--SALE OF ASSETS

During the nine months ended September 30, 1995 and 1994, the Company sold certain insurance accounts and other assets resulting in gains of approximately $3,055,000 and $4,801,000, respectively, including $68,000 and $2,208,000 in the third quarters of 1995 and 1994, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.


                 HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Results herein reflect the restatement of prior year financial information due to a pooling-of-interests mergers in 1994.

For the three months ended September 30, 1995 commissions and fees were $35.8 million, an increase of 14.3% from commissions and fees of $31.3 million during the comparable period of the prior year. Approximately $5.5 million of commissions were derived from purchase acquisitions of new insurance agencies.
This increase was offset in part by decreases of approximately $.6 million in commissions and fees from the sale of certain offices and insurance accounts in 1995 and 1994.

Investment income decreased by 6.7% during the third quarter of 1995 due to a decrease in average invested assets for the quarter due primarily to the use of available funds for the Company's acquisition program and the repurchase of shares of Common Stock of the Company offset by increased investment yields.
Other revenues decreased by $2.2 million and include gains from the sale of certain offices, insurance accounts, and other assets of $.1 million and $2.2 million in 1995 and 1994, respectively.

Expenses increased by $2.6 million or 8.8%. Increases include $1.8 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $.6 million and $.3 million, respectively, primarily related to the aforementioned purchase acquisitions.

The Company's overall tax rate of 40.8% for the three months ended September 30, 1995, compared to 43.7% for the same period of the prior year. The higher rate in 1994 is primarily related to the impact of differing tax rates of pooling-of-interests mergers.

Net income for the three months ended September 30, 1995 was $2.4 million compared with $2.5 million for the comparable prior period, a 3.4% decrease.
Earnings per share were $.17 for both the third quarter of 1995 and the third quarter of 1994.

For the nine months ended September 30, 1995, commissions and fees were $107.0 million, an increase of 4.8% from commissions and fees of $102.1 million during the comparable period of the prior year. Approximately $11.2 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase, in part, was offset by decreases of approximately $5.9 million in commissions and fees from the sale of certain offices and accounts in 1994 and 1995 and reductions of $.8 million in contingent and override commissions.

Investment income increased by 25.0% and reflects an increase in average invested assets and increased investment yields. Other income decreased by $1.4 million and includes gains from the sale of certain insurance accounts and other assets of $3.0 million and $4.8 million in 1995 and 1994, respectively.

Expenses increased by $3.0 million or 3.3%. Increases include $2.2 million in compensation and benefits including increases of $6.5 million related to purchase acquisitions offset by $3.5 million related to the sales of offices.
Other operating expenses increased $.7 million, related to purchase acquisitions offset by decreases related to offices which were sold. In addition, interest expense decreased by $.3 million associated with the retirement of debt.

The Company's overall tax rate was 40.2% for the nine months ended September 30, 1995, compared to 40.4% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 1995 should not be considered indicative of the results that may be expected for the entire year ending
December 31, 1995.

Liquidity and Capital Resources:

Net cash provided by operations totalled $14.1 million and $15.7 million for the nine months ended September 30, 1995 and 1994, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.


The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $2.7 million and $1.4 million in the nine months ended September 30, 1995 and 1994, respectively. The timing and extent of the sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. Cash expenditures for the purchase of insurance agencies accounted for under the purchase method of accounting amounted to $4.8 million and $2.0 million in the nine months ended September 30, 1995 and 1994, respectively. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments.
The Company did not have any material capital expenditure commitments as of September 30, 1994. Cash proceeds from the sale of accounts and other assets amounted to $3.0 million and $7.5 million in the nine months ended September
30, 1995 and 1994, respectively.

Financing activities utilized cash of $16.8 million and $9.0 million in the nine months ended September 30, 1995 and 1994, respectively. The Company has repaid its debt, including debt of pooled entities, and annually increased its dividend rate. The Company anticipates the continuance of its dividend policy. The Company has received a commitment letter for a $20.0 million bank revolving credit loan and anticipates finalizing the arrangement during the fourth quarter of 1995. Proceeds from the loan will be utilized for purchase acquisitions and the repurchase of Common Stock of the Company. In addition, the Company has a $5,000,000 bank revolving credit loan which is available for short-term financing requirements.

The Company had a current ratio (current assets to current liabilities) of .96 to 1.00 as of September 30, 1995. The Company expects to use available funds and funds generated by the aforementioned revolving credit loan to provide funding for the cash portion of the purchase price of agencies to be acquired under the purchase method of accounting. Shareholders' equity of $64.0 million at September 30, 1995, decreased from $66.4 million at December
31, 1994 reflecting the repurchase of approximately 870,000 shares of Common
Stock and dividends, offset by the impact of earnings and the issuance of Common Stock in acquisitions.

The Company believes that cash generated from operations, together with existing cash and cash equivalent balances and borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.


                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b)   No reports on Form 8-K have been filed during the nine months ended
          September 30, 1995.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                            (Registrant)


Date  November 6, 1995                  By:     /s/  Robert H. Hilb
                                                  Chairman
                                        (Principal Executive Officer)



Date  November 6 , 1995            By:    /s/  Timothy J. Korman
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)



Date  November 6, 1995                  By:    /s/  Carolyn Jones
                                            Vice President and Controller
                                        (Chief Accounting Officer)
