Form 10-K
period 1995-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 1996-03-26
CIK 814898

===============================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended December 31, 1995   Commission file number 0-15981

                    HILB, ROGAL AND HAMILTON COMPANY

          (Exact name of registrant as specified in its charter)

                    Virginia                         54-1194795
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                 4235 Innslake Drive
                 Glen Allen, Virginia                    23060
        (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:
                        (804) 747-6500

      Securities registered pursuant to Section 12(b) of the Act:

                  Common Stock, no par value
                       (Title of class)

      Securities registered pursuant to Section 12(g) of the Act:

                             None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

               $177,064,401 as of March 5, 1996

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at March 5, 1996
        Common Stock, no par value                        13,742,367

              Documents Incorporated by Reference

      Portions of the registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

      Portions of the registrant's Proxy Statement for the 1996
      Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
=============================================================================
                                     PART I

      ITEM 1.  BUSINESS

      The Company

          Hilb, Rogal and Hamilton Company (the Company), through its network of wholly-owned subsidiary insurance agencies (the Agencies), places various types of insurance, including property, casualty, marine, aviation and employee benefits insurance, with insurance underwriters on behalf of its clients. The Agencies operate 56 offices in 16 states and five Canadian provinces. The Company's client base ranges from personal to large national accounts and is primarily comprised of medium-size commercial and industrial accounts. Insurance commissions accounted for approximately 93% of the Company's total revenues in 1995. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 2% of revenues in 1995.

          The Company has grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 148 independent agencies. The Company's growth strategy emphasizes acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships. The Company generally pursues growth in markets where it believes it can achieve a significant market position. The Company expects to continue seeking opportunities to add qualified agencies in both existing and new markets.

          The Agencies act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Agencies are staffed to handle the broad variety of insurance needs of their clients. Additionally, certain Agencies have developed special expertise in areas such as aviation, construction and marine insurance services, and this expertise is made available to clients throughout the Company.

          The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

          While the Agencies have historically been largely decentralized with respect to client solicitation, account maintenance, underwriting decisions, selection of insurance carriers and areas of insurance specialization, the Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters. Accounting records and systems are maintained at each Agency, but the Company requires each Agency to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit each Agency and monitor compliance with internal accounting controls and procedures.

           In the latter part of 1995, the Company created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The five U.S. regions are the Mid-Altantic (Pennsylvania, New Jersey, Maryland and Virginia); Georgia/Alabama; Florida; Texas and California. The Canadian operation with its six locations form a sixth region. Regional management of a sizeable mass of coordinated and complementary resources will enable each Agency to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

          The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. The Company derived in excess of 98% of its commission and fee revenue in 1995 from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from employee benefits and third party claims administration. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

          Insurance agents' commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. In some cases, the Company or an Agency is compensated by a fee paid by the client directly. The Company may also receive contingent commissions which are based on the profit an insurance company makes on the overall volume of business placed with it by the Company. Contingent commissions are generally received in the first quarter of each year and, accordingly, may cause first quarter revenues and earnings to vary from other quarterly results.

          The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs.

          No material part of the Company's business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 1995, the largest single client accounted for less than .9% of the Company's total revenues.

      Operating History and Acquisition Program

          The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. Since 1984, a total of 148 agencies have been acquired. Ninety-eight of those agencies were acquired using the purchase method of accounting at a total purchase price of approximately $93.6 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common
      Stock. Since November 1, 1988, 50 agencies have been acquired under the pooling-of-interests method of accounting in exchange for a total of approximately 8.1 million shares of Common Stock of the Company. The Company believes that the public market for its Common Stock, existing since 1987, has and will continue to enhance its ability to acquire agencies.

          The Company has substantial experience in acquiring insurance agencies. Each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, administrative and accounting records, growth potential and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company requires that the principals execute Company-prepared covenants not to compete and other restrictive covenants and that agents execute non-piracy agreements. Once the acquisition is consummated, the Company takes steps to introduce its procedures and protocols and to integrate the agency's systems and employees into the Company.

      Recent Developments

          During 1995, the Company acquired 14 insurance agencies. See "Note J--Acquisitions" of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference for a description of these acquisitions.

          Subsequent to December 31, 1995, the Company acquired certain assets and liabilities of three insurance agencies for $1,811,000 ($1,276,000 in cash and 40,000 shares of Common Stock). These transactions will be accounted for as purchase transactions. See "Note M--Subsequent Events" of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

      Competition

          The Company participates in a very competitive industry. It is a leading independent insurance agency company serving a wide variety of clients through its network of wholly-owned subsidiaries which operate 56 independent insurance agencies located in 16 states and five Canadian provinces. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

          In some of the Agencies' cities, because no major national insurance broker has established a presence, the Company competes with local agents, some of whom may be larger than the Company's local Agency.

          The Company's larger competitors also have extensive facilities to manage captive insurance companies or self-insurance programs for larger clients, while the Company has only a limited ability to administer self-insurance and does not currently manage any captive insurance companies.

          The Company is also in competition with certain insurance companies which write insurance directly for their customers, as well as self-insurance and other employer sponsored programs.

      Employees

          As of December 31, 1995, the Company had approximately 1,700 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

      Regulation

          In every state in which the Company does business, the applicable Agency or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for the Company to conduct business. In addition to licensing requirements applicable to the Company, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

          The Company's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with general discretion as to the grant, renewal and revocation of licenses and approvals.

      ITEM 2.   PROPERTIES

          Except as mentioned below, the Company leases its Agencies' offices. For information with respect to the Company's lease commitments see "Note H--Leases" of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

          At December 31, 1995, the Company owned seven buildings in Richmond and Charlottesville, Virginia; Oklahoma City, Oklahoma; Daytona Beach and Fort Myers, Florida; Mobile, Alabama and Victoria, Texas (the Richmond, Virginia building being subject to a mortgage), in which the Agencies in those cities are located. See "Note D--Long-Term Debt and Override Commission Agreements" of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference for information regarding mortgage notes payable and related collateral property.

      ITEM 3.  LEGAL PROCEEDINGS

          The Company and its Agencies have no material pending legal proceedings other than ordinary, routine litigation incidental to the business, to which it or a subsidiary is a party. With respect to the routine litigation, upon the advice of counsel, management believes that none of these proceedings, either individually or in the aggregate, if determined adversely to the Company, would have a material effect on the financial position or results of operations of the Company or its ability to carry on its business as currently conducted.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                       EXECUTIVE OFFICERS OF THE REGISTRANT


          The executive officers of the registrant are as follows:

          Robert H. Hilb, 69, has been Chairman and Chief Executive Officer of the Company since 1991 and has been a director of the Company since 1982. He was President of the Company from 1982 to 1995.

          Andrew L. Rogal, 47, has been President and Chief Operating Officer of the Company since 1995 and has been a director of the Company since
      1989.  He was Executive Vice President of the Company from 1991 to
      1995 and Senior Vice President of the Company from 1990 to 1991. He was Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1990 to 1995 and was President of this subsidiary from 1987 to 1993.

          John C. Adams, Jr., 59, has been Executive Vice President of the Company since 1991 and was a director of the Company from 1987 to 1995. He was Senior Vice President of the Company from 1989 to 1991. He has been Chairman of Hilb, Rogal and Hamilton Company of Daytona Beach, Inc., a subsidiary of the Company, since 1990 and was Chief Executive Officer of this subsidiary from 1990 to 1992. Prior thereto, he was President of this subsidiary.

          Timothy J. Korman, 43, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1995, and was Senior Vice President and Treasurer of the Company from 1989 to November 1995. He was Vice President and Treasurer of the Company from 1982 to 1989. He is a first cousin of Robert S. Ukrop, a director of the Company.

          Dianne F. Fox, 47, has been Senior Vice President-Administration and Secretary of the Company since 1989 and was Vice President and Secretary of the Company from 1984 to 1989.

          Ronald J. Schexnaydre, 59, has been Senior Vice President of the Company since 1993 and was Vice President of the Company from 1991 to 1993. He has been Chairman of Hilb, Rogal and Hamilton Company of Louisiana, a subsidiary of the Company since 1995 and was President of this subsidiary from 1986 to 1995.

          Ann B. Davis, 41, has been Vice President-Human Resources of the Company since 1993 and was Assistant Vice President-Human Resources of the Company from 1986 to 1993.

          Vincent P. Howley, 47, has been Vice President-Audit of the Company since 1993 and was Assistant Vice President-Audit of the Company from 1986 to 1993.

          Carolyn Jones, 40, has been Vice President and Controller of the Company since 1991 and was Assistant Vice President and Controller from 1989 to 1991.

          Walter L. Smith, 38, has been Vice President and General Counsel of the Company since 1991 and was Assistant Vice President and General Counsel from 1988 to 1991. He has been Assistant Secretary of the Company since 1989.

          Robert W. Blanton, Jr., 31, has been Assistant Vice President of the Company since 1993. He joined the Company in 1990 as Accounting Senior.

          Valerie C. Elwood, 34, has been Assistant Vice President of the Company since 1993. She joined the Company in 1987 and has held various positions in the accounting department.

          Janice G. Pouzar, 49, joined the Company as Assistant Vice President-Retirement Plans in 1993. Prior thereto, she was employed by William M. Mercer in Richmond, Virginia from 1972 to 1993.

          All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers, which is held at the meeting of the Board of Directors after the Annual Meeting of Shareholders, called to be held on May 7, 1996, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.


                                   PART II


      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

          Information as to market price and dividends per share of Common Stock and related stockholder matters is incorporated herein by reference to the material under the heading "Market Price of Common Stock" in the Company's 1995 Annual Report to Shareholders.

      ITEM 6.  SELECTED FINANCIAL DATA

          Information as to selected financial data is incorporated herein by reference to the material under the heading "Selected Financial Data" in the Company's 1995 Annual Report to Shareholders.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information as to management's analysis of financial condition and results of operations is incorporated herein by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The report of independent auditors included on page 12 of Form 10-K and consolidated financial statements included on pages 8 through 19 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.
                                          PART III


      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information as to the directors of the registrant is incorporated herein by reference to the material under the heading "Proposal One Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders. Information as to the executive officers of the registrant is set forth following Item 4 of Part I of this report.

      ITEM 11. EXECUTIVE COMPENSATION

          Information as to executive compensation is incorporated herein by reference to the material included on pages 7 through 14 in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

          Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information as to certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                  PART IV


      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

      (a) (1) and (2) Financial Statements and Financial Statement Schedules

          The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries, included in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference in Item 8 of this report:

      Consolidated Balance Sheet -- December 31, 1995 and 1994

      Statement of Consolidated Income -- Years Ended December 31, 1995, 1994
        and 1993

      Statement of Consolidated Shareholders' Equity -- Years Ended December 31,
        1995, 1994 and 1993

      Statement of Consolidated Cash Flows -- Years Ended December 31, 1995,
        1994 and 1993

      Notes to Consolidated Financial Statements -- December 31, 1995

          The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in Item 14(d):

              Schedule
               Number    Description                        Page Number

                II       Valuation and Qualifying Accounts      13



                    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
     (3)  Exhibits - Index

               Exhibit No.         Document

                  3.1              Articles of Incorporation
                                   (incorporated by reference
                                   to Exhibit 4.1 to the
                                   Company's Registration State-
                                   ment on Form S-3, File No.
                                   33-56488, effective March 1,
                                   1994, hereinafter, the Form
                                   S-3)

                  3.2              Amended and Restated Bylaws

                 10.1              $20,000,000 Credit Agreement
                                   dated February 12, 1996 Among
                                   Hilb, Rogal and Hamilton Company,
                                   Certain Banks and Crestar Bank,
                                   as Agent of the Banks

                 10.2 Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 28.27 of the Form S-3)

                 10.3              Amendment Number Twelve to
                                   Employment Agreement of Robert H. Hilb
                                   (the Employment Agreement is incorp-
                                   orated by reference to Exhibit 10.7 to
                                   the Company's Form 10-K for the year
                                   ended December 31, 1994, File
                                   No. 0-15981)

                 10.4              Employment Agreement of Andrew L. Rogal

                 10.5              Hilb, Rogal and Hamilton Company
                                   1989 Stock Plan, as amended
                                   (incorporated by reference to Exhibit
                                   28.28 of the Form S-3)

                 10.6 Amendment to Hilb, Rogal and Hamilton Company Supplemental Executive
                                   Retirement Plan (Supplemental Executive
                                   Retirement Plan is incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-15981)

                 10.7              Hilb, Rogal and Hamilton Company
                                   Outside Directors Deferral Plan (incorp-orated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1994, File
                                   No. 0-15981)

                 10.8 Promissory Note dated September 25, 1995, payable by Andrew L. Rogal to Hilb, Rogal and Hamilton Company

                 10.9 Stock Pledge Agreement, dated September 25, 1995, between Andrew L. Rogal and Hilb, Rogal and Hamilton Company

                 11                Statement Regarding Computation
                                   of Per Share Earnings

                 13                1995 Annual Report to Shareholders

                 22                Subsidiaries of Hilb, Rogal and
                                   Hamilton Company

                 23                Consent of Ernst & Young LLP

                 27                Financial Data Schedule

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1995.

      (c) Exhibits

          The response to this portion of Item 14 as listed in Item 14(a)(3) above is submitted as a separate section of this report.

      (d) Financial Statement Schedules

          The reports of independent auditors and financial statement schedule (as indexed in Item 14(a)(2)) of this report are as follows:

               Report of Ernst & Young LLP, Independent Auditors
               -------------------------------------------------


      Shareholders and Board of Directors
      Hilb, Rogal and Hamilton Company


      We have audited the consolidated balance sheet of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995 (incorporated by reference herein). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       Ernst & Young LLP


      Richmond, Virginia
      February 14, 1996

                         HILB, ROGAL AND HAMILTON COMPANY
                                 AND SUBSIDIARIES


                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

        Col. A                Col. B                Col. C              Col. D      Col. E
                                                   Additions
                                                           Charged
                            Balance at      Charged        to Other                 Balance
                            Beginning       to Costs       Accounts   Deductions    at End
        Description         of Period     and Expenses   (Describe)*  (Describe)**  of Period

Year ended
  December 31, 1995:
  Allowance for doubt-
    ful accounts.......    $2,348,000       $1,500,000    $121,000   $2,197,000     $1,772,000

Year ended
  December 31, 1994:
  Allowance for doubt-
    ful accounts.......     2,390,000        1,239,000      70,000    1,351,000      2,348,000

Year ended
  December 31, 1993:
  Allowance for doubt-
    ful accounts.......     2,065,000        1,335,000      96,000    1,106,000      2,390,000


______________________
 * Recoveries
** Bad debts written off

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Hilb, Rogal and Hamilton Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HILB, ROGAL AND HAMILTON COMPANY

                                        By    /s/  Robert H. Hilb
                                             Robert H. Hilb, Chairman

                                        Date  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                          Title                        Date
       /s/ Robert H. Hilb         Chairman (principal executive   March 25, 1996
           Robert H. Hilb            officer) and Director


     /s/ Timothy J. Korman        Executive Vice President and    March 25, 1996
         Timothy J. Korman           Treasurer (principal financial
                                     officer)

       /s/ Carolyn Jones          Vice President and Controller   March 25, 1996
           Carolyn Jones             (principal accounting officer)


     /s/ Andrew L. Rogal          Director                        March 25, 1996
         Andrew L. Rogal


                                  Director
      Philip J. Faccenda


      /s/ Robert S. Ukrop         Director                        March 25, 1996
          Robert S. Ukrop


                                  Director
          Thomas H. O'Brien


                                  Director
           J.S.M. French


  /s/ Norwood H. Davis, Jr.       Director                        March 25, 1996
      Norwood H. Davis, Jr.


 /s/ Theodore L. Chandler, Jr.    Director                        March 25, 1996
     Theodore L. Chandler, Jr.