Form 10-Q
period 1996-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 1996-05-13
CIK 814898

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996         Commission file number 0-15981

                     HILB, ROGAL AND HAMILTON COMPANY
        (Exact name of registrant as specified in its charter)



            Virginia                              54-1194795
(State or other jurisdiction of                (I.R.S.Employer
incorporation or organization)                Identification No.)

  P. O. Box 1220, Glen, Allen, VA                  23060-1220
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code       (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                          Outstanding at May 1, 1996
Common stock, no par value                      13,602,291






(This document contains 11 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page

Part I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months ended
            March 31, 1996 and 1995                           3

          Consolidated Balance Sheet
            March 31, 1996 and December
            31, 1995                                          4

          Statement of Consolidated Shareholders'
            Equity for the three months ended
            March 31, 1996 and 1995                           5

          Statement of Consolidated Cash Flows
            for the three months ended March
            31, 1996 and 1995                                 6

          Notes to Consolidated Financial
            Statements                                        7


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                 8-9

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
                         Per Share                           10


Part II.  OTHER INFORMATION


          Item   6.     Exhibits and Reports on Form 8-K    11

          Exhibit 11 - See Part I

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                          THREE MONTHS ENDED
                                     MARCH 31, 1996    MARCH 31, 1995

Revenues
  Commissions and fees                 $41,929,002       $38,178,327
  Investment income and other            1,146,567         1,276,277
                                       -----------       -----------
                                        43,075,569        39,454,604
Operating expenses
  Compensation and employee
    benefits                            22,620,910        20,654,489
  Other operating expenses               9,691,358         8,815,518
  Amortization of intangibles            1,792,341         1,648,058
  Interest expense                         231,895           110,237
                                       -----------       -----------
                                        34,336,504        31,228,302
                                       -----------       -----------
   INCOME BEFORE INCOME TAXES            8,739,065         8,226,302

Income taxes                             3,576,750         3,298,255
                                       -----------        ----------
   NET INCOME                          $ 5,162,315       $ 4,928,047
                                       ===========       ===========

   NET INCOME PER SHARE                      $0.38             $0.33
                                             =====             =====

Dividends                                    $0.15             $0.14
                                             =====             =====
Weighted Average Number of
  Shares Outstanding                    13,729,596        14,794,450
                                        ==========        ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                MARCH 31,     DECEMBER 31,
                                                   1996           1995
                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $ 17,896,195     $17,020,706
  Investments                                   10,152,416      11,154,673
  Receivables:
    Premiums, less allowance for doubtful
      accounts of $2,004,000 and $1,772,000,
      respectively                              37,576,681      41,707,706
    Other                                        4,703,275       4,794,396
                                              ------------    ------------
                                                42,279,956      46,502,102
  Prepaid expenses and other current assets      2,453,903       3,937,964
                                              ------------    ------------
                   TOTAL CURRENT ASSETS         72,782,470      78,615,445

INVESTMENTS                                      5,770,000       4,300,000

PROPERTY AND EQUIPMENT (NET)                    14,776,511      13,700,260

INTANGIBLE ASSETS
  Expiration rights                             65,798,219      68,345,441
  Goodwill                                      24,901,665      24,432,875
  Noncompetition agreements                      9,277,473       9,888,798
                                              ------------    ------------
                                                99,977,357     102,667,114
  Less accumulated amortization                 37,278,845      41,812,787
                                              ------------    ------------
                                                62,698,512      60,854,327
OTHER ASSETS                                     4,722,412       5,778,932
                                              ------------    ------------
                                              $160,749,905    $163,248,964
                                              ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies     $ 66,665,743    $ 69,481,803
  Accounts payable and accrued expenses          7,537,598       8,040,022
  Premium deposits and credits due customers     7,343,253       8,062,626
  Current portion of long-term debt              1,284,276       1,755,238
                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES     82,830,870      87,339,689

LONG-TERM DEBT                                  11,625,191      11,749,848

OTHER LONG-TERM LIABILITIES                      8,036,890       7,513,537

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
    authorized 50,000,000 shares;
    outstanding 13,599,767 and 13,706,764
    shares, respectively                        28,396,837      29,903,900
  Retained earnings                             29,860,117      26,741,990
                                              ------------    ------------
                                                58,256,954      56,645,890
                                              ------------    ------------
                                              $160,749,905    $163,248,964
                                              ============    ============
See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                  Common Stock   Retained Earnings

Balance at January 1, 1996         $29,903,900      $26,741,990
  Issuance of 72,848 shares of
    Common Stock                       990,300
  Purchase of 183,200 shares of
    Common Stock                    (2,512,954)
  Payment of dividends                               (2,044,188)
  Other                                 15,591
  Net income                                          5,162,315
                                   -----------      -----------
Balance at March 31, 1996          $28,396,837      $29,860,117
                                   ===========      ===========

Balance at January 1, 1995         $43,426,295      $23,003,861
  Issuance of 125,400 shares of
    Common Stock                     1,426,975
  Purchase of 50,000 shares of
    Common Stock                      (570,495)
  Payment of dividends                               (2,073,333)
  Other                                  1,000          119,096
  Net income                                          4,928,047
                                   -----------      -----------
Balance at March 31, 1995          $44,283,775      $25,977,671
                                   ===========      ===========























See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                    THREE MONTHS ENDED
                                            MARCH 31, 1996     MARCH 31, 1995
OPERATING ACTIVITIES
  Net income                                 $  5,162,315       $  4,928,047
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization              747,315            639,885
       Amortization of intangible assets        1,792,341          1,648,058
       Provision for losses on accounts
         receivable                               274,965            147,559
       Gain on sale of assets                    (502,587)          (605,452)
                                             ------------       ------------
                                                7,474,349          6,758,097
       Changes in operating assets and liabilities
          net of effects from insurance agency
          acquisitions:
            Decrease in accounts receivable     3,947,181          4,996,855
            Decrease in prepaid expenses        1,484,061            580,415
            Decrease in premiums payable to
              insurance companies              (2,816,060)          (949,951)
            Decrease in premium deposits and
              customer credits                   (719,373)        (2,267,712)
            Decrease in accounts payable and
              accrued expenses                   (502,424)          (729,406)
           Other operating activities           1,076,618           (223,800)
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       9,944,352          8,164,498

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                 3,560,000          3,140,000
  Purchase of investments                      (4,027,743)        (6,512,152)
  Purchase of property and equipment           (1,799,523)          (537,129)
  Purchase of insurance agencies, net of
    cash acquired                              (2,242,683)           536,437
  Proceeds from sale of assets                    466,144            587,345
  Other investing activities                      127,703             (1,346)
                                             ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES          (3,916,102)        (2,786,845)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                    10,000,000
  Principal payments on long-term debt           (595,619)       (12,216,093)
  Proceeds from issuance of Common Stock                               5,100
  Repurchase of Common Stock                   (2,512,954)          (570,495)
  Dividends                                    (2,044,188)        (2,073,333)
  Other financing activities                                         120,096
                                             ------------       ------------
NET CASH USED IN FINANCING ACTIVITIES          (5,152,761)        (4,734,725)
                                             ------------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS             875,489            642,928
  Cash and cash equivalents at beginning of
    period                                     17,020,706         12,615,132
                                             ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                     $ 17,896,195       $ 13,258,060
                                             ============       ============
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1996

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B--CHANGE IN ACCOUNTING

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

NOTE C--INCOME TAXES

The Company (except for pooled entities prior to acquisition and its Canadian subsidiary) files a consolidated federal income tax return. Deferred taxes result from temporary differences between the reporting for income tax and financial statement purposes primarily related to bad debt expense, depreciation expense, basis differences in intangible assets, deferred compensation arrangements and the recognition of net operating loss carryforwards from pooled entities.

NOTE D--ACQUISITIONS

During the first three months of 1996, the Company acquired all of the outstanding shares of four insurance agencies for $2,682,000 ($1,691,000 in cash and 72,848 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE E--SALE OF ASSETS

During the three months ended March 31, 1996 and 1995, the Company sold certain insurance accounts and other assets resulting in gains of approximately $503,000 and $605,000, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended March 31, 1996, commissions and fees were $41.9 million, an increase of 9.8% from commissions and fees of $38.2 million during the comparable period of the prior year. Approximately $3.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $0.5 million from the sale of certain offices and accounts in 1995 and early 1996.

Investment and other income decreased 10.2% over the prior year reflecting a decrease in average investable assets due to the Company's ongoing program to repurchase Company stock. These amounts include gains from the sale of certain insurance accounts and other assets of $0.5 million and $0.6 million in 1996 and 1995, respectively.

Expenses increased by $3.1 million or 10.0%. Increases include $2.0 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $0.9 million and $0.1 million, respectively, primarily due to the aforementioned purchase acquisitions.

The Company's overall tax rate of 40.9% for the three months ended March 31, 1996, was relatively comparable to the rate of 40.1% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 1996 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1996.

Liquidity and Capital Resources:

Net cash provided by operations totalled $9.9 million and $8.2 million for the three months ended March 31, 1996 and 1995, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $1.8 million and $0.5 million for the three months ended March 31, 1996 and 1995, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $2.2 million in the three months ended March 31, 1996 and generated cash of $0.5 million in the three months ended March 31, 1996. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. The Company did not have any material capital expenditure commitments as of March 31, 1996. Cash proceeds form the sale of accounts and other assets amounted to $0.5 million and $0.6 million in the three months ended March 31, 1996 and 1995, respectively.

Financing activities utilized cash of $5.2 million and $4.7 million in the three months ended March 31, 1996 and 1995, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the three months ended March 31, 1996 and 1995, the Company repurchased 183,200 and 50,000, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 1,040,000 shares and expects to continue to repurchase shares during the remainder of 1996. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $20.0 million under loans due through 2001. At March 31, 1996, there were loans of $8.5 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.88 to 1.00 as of March 31, 1996. Shareholders' equity of $58.3 million at March 31, 1996, is improved from $56.6 million at December 31, 1995, and the debt to equity ratio of
0.20 to 1.00 is decreased from the ratio at December 31, 1995 of
0.21 to 1.00.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

                  PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the three months ended March 31, 1996.


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                            (Registrant)


Date       May 9, 1996             By: /s/  Robert H. Hilb
                                       Chairman
                                       (Principal Executive Officer)



Date      May  9, 1996             By: /s/  Timothy  J.Korman
                                       Executive Vice President-Finance
                                       (Principal Financial Officer)



Date       May 9, 1996             By: /s/  Carolyn Jones
                                       Vice President and Controller
                                       (Chief Accounting Officer)