Form 10-Q
period 1996-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 1996-07-29
CIK 814898

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996                 Commission file number  0-15981

                         HILB, ROGAL AND HAMILTON COMPANY
               (Exact name of registrant as specified in its charter)



              Virginia                                54-1194795
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

       P. O. Box 1220, Glen, Allen, VA                 23060-1220
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at July 26, 1996
Common stock, no par value                               13,281,469




(This document contains 12 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and six months
            ended June 30, 1996 and 1995                    3

          Consolidated Balance Sheet,
            June 30, 1996 and December
            31, 1995                                        4

          Statement of Consolidated Shareholders'
            Equity for the six months ended
            June 30, 1996 and 1995                          5

          Statement of Consolidated Cash Flows
            for the six months ended June
            30, 1996 and 1995                               6

          Notes to Consolidated Financial
            Statements                                      7

          Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                      8-9

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                      10

Part II.  OTHER INFORMATION

          Item 4.Submission of Matters to a Vote
             of Security Holders                           11

          Item 6.Exhibits and Reports on Form 8-K          11

          Exhibit 11 - See Part I                       11-12

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                              THREE MONTHS ENDED                SIX MONTHS ENDED
                          JUNE 30, 1996   JUNE 30, 1995      JUNE 30, 1996    JUNE 30, 1995
                                                                                   =
Revenues
  Commissions and fees     $36,839,284     $33,041,637        $78,768,286      $71,219,965
  Investment and other
    income                   1,096,973       3,531,742          2,243,540        4,808,018
                           -----------     -----------        -----------      -----------
                            37,936,257      36,573,379         81,011,826       76,027,983

Operating expenses
  Compensation and
    employee benefits       21,494,224      20,517,070         44,115,134       41,171,559
  Other operating expenses   9,912,252       8,760,325         19,603,610       17,575,844
  Amortization of
    intangibles              1,874,264       1,673,520          3,666,605        3,321,578
  Interest expense             229,565         118,454            461,460          228,691
                           -----------     -----------        -----------      -----------
                            33,510,305      31,069,369         67,846,809       62,297,672
INCOME BEFORE
  INCOME TAXES               4,425,952       5,504,010         13,165,017       13,730,311

Income taxes                 1,751,746       2,194,290          5,328,496        5,492,545
                           -----------     -----------        -----------      -----------
  NET INCOME               $ 2,674,206     $ 3,309,720        $ 7,836,521      $ 8,237,766
                           ===========     ===========        ===========      ===========
  NET INCOME PER
    COMMON SHARE                 $0.20           $0.23              $0.58            $0.56
                                 =====           =====              =====            =====

Dividends per Common
  Share                          $0.15           $0.14              $0.30            $0.28
                                 =====           =====              =====            =====
Weighted Average
  Number of Shares
  Outstanding               13,524,232      14,676,597         13,626,914       14,737,117
                            ==========      ==========         ==========       ==========                       /TABLE>

See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                           JUNE 30,          DECEMBER 31,
                                             1996               1995
                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents            $ 21,482,227          $ 17,020,706
  Investments                             5,352,730            11,154,673
    Receivables:
    Premiums, less allowance for
     doubtful accounts of
     $2,294,000 and $1,772,000,
     respectively                        37,499,791            41,707,706
    Other                                 5,349,554             4,794,396
                                       ------------         -------------
                                         42,849,345            46,502,102
  Prepaid expenses and other current
   assets                                 2,996,672             3,937,964
                                       ------------          ------------
                TOTAL CURRENT ASSETS     72,680,974            78,615,445

INVESTMENTS                               5,770,000             4,300,000

PROPERTY AND EQUIPMENT (NET)             14,969,938            13,700,260

INTANGIBLE ASSETS
  Expiration rights                      66,967,416            68,345,441
  Goodwill                               25,451,279            24,432,875
  Noncompetition agreements              10,577,788             9,888,798
                                       ------------          ------------
                                        102,996,483           102,667,114
  Less accumulated amortization          38,604,537            41,812,787
                                       ------------          ------------
                                         64,391,946            60,854,327
OTHER ASSETS                              4,469,728             5,778,932
                                       ------------          ------------
                                       $162,282,586          $163,248,964
                                       ============          ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance
   companies                           $ 67,191,549          $ 69,481,803
  Accounts payable and accrued
   expenses                               6,781,823             8,040,022
  Premium deposits and credits due
   customers                              6,930,943             8,062,626
  Current portion of long-term debt       1,411,501             1,755,238
                                       ------------          ------------
             TOTAL CURRENT LIABILITIES   82,315,816            87,339,689

LONG-TERM DEBT                           15,801,391            11,749,848

OTHER LONG-TERM LIABILITIES               8,289,192             7,513,537

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
   authorized 50,000,000 shares;
   outstanding 13,368,868 and
   13,706,764 shares, respectively       25,350,220            29,903,900
  Retained earnings                      30,525,967            26,741,990
                                       ------------          ------------
                                         55,876,187            56,645,890
                                       ------------          ------------
                                       $162,282,586          $163,248,964
                                       ============          ============

See notes to consolidated financial statements.


STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                    Common Stock        Retained Earnings

Balance at January 1, 1996          $29,903,900            $26,741,990
  Issuance of  145,448
   shares of Common Stock             1,987,725
  Purchase of  479,000
   shares of Common Stock            (6,544,680)
  Payment of dividends                                      (4,052,544)
  Other                                   3,275
  Net income                                                 7,836,521
                                    -----------            -----------
Balance at June 30, 1996            $25,350,220            $30,525,967
                                    ===========            ===========

Balance at January 1, 1995          $43,426,295            $23,003,861
  Issuance of 175,400 shares
   of Common Stock                    2,014,475
  Purchase of 507,200 shares
   of Common Stock                   (6,227,331)
  Payment of dividends                                     (4,131,993)
  Other                                   1,000               119,097
  Net income                                                8,237,766
                                    -----------           -----------
Balance at June 30, 1995            $39,214,439           $27,228,731
                                    ===========           ===========

See notes to consolidated financial statements.


STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                            SIX MONTHS ENDED

                                  JUNE 30, 1996           JUNE 30, 1995
OPERATING ACTIVITIES
  Net income                       $  7,836,521            $  8,237,766
  Adjustments to reconcile net
   income to net cash
   provided by operating
   activities:
    Depreciation and amortization     1,565,762               1,295,455
    Amortization of intangible
      assets                          3,666,605               3,321,578
    Provision for losses on
      accounts receivable               544,465                 391,683
    Gain on sale of assets           (1,222,201)             (2,987,314)
                                   ------------             -----------
                                     12,391,152              10,259,168
  Changes in operating assets and
   liabilities net of effects from
   insurance agency acquisitions:
    Decrease in accounts receivable   3,286,376               1,533,024
    Decrease in prepaid expenses        951,640                 973,894
    Increase (decrease) in premiums
     payable to insurance companies  (2,720,185)                846,715
    Decrease in premium deposits
     and customer credits            (1,280,803)             (1,146,942)
    Decrease in accounts payable
     and accrued expenses            (1,465,959)             (1,682,033)
    Other operating activities        1,387,786                 287,760

NET CASH PROVIDED BY OPERATING     ------------           -------------
  ACTIVITIES                         12,550,007              11,071,586

INVESTING ACTIVITIES
  Proceeds from maturities of held-
   to-maturity investments            7,456,943              12,333,702
  Purchase of investments            (3,125,000)             (6,512,152)
  Purchase of property and
   equipment                         (2,678,251)             (1,890,989)
  Purchase of insurance agencies,
   net of cash acquired              (3,796,453)               (229,249)
  Proceeds from sale of assets        1,182,961               2,957,759
  Other investing activities            163,839                 180,025
                                   ------------           -------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                 (795,961)              6,839,096

FINANCING ACTIVITIES
  Proceeds from long-term debt        9,700,000              14,500,000
  Principal payments on long-term
   debt                              (6,402,726)            (18,576,983)
  Repurchase of Common Stock         (6,544,680)             (6,227,331)
  Dividends                          (4,052,544)             (4,131,993)
  Other financing activities              7,425                 125,199
                                   ------------            ------------
NET CASH USED IN FINANCING
  ACTIVITIES                         (7,292,525)            (14,311,108)
                                   ------------            -------------
INCREASE IN CASH AND CASH
  EQUIVALENTS                         4,461,521               3,599,574
  Cash And cash equivalents at
   beginning period                  17,020,706              12,615,132
                                   ------------            ------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                           $ 21,482,227            $ 16,214,706
                                   ============            ============


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1996

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B--INCOME TAXES

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

NOTE C--ACQUISITIONS

During the first six months of 1996, the Company acquired certain assets and liabilities of ten insurance agencies for $5,858,000
($3,466,000 in cash, $411,000 in guaranteed future payments and 144,848 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the six months ended June 30, 1996 and 1995, the Company sold certain insurance accounts and other assets resulting in gains of approximately $1,222,000 and $2,987,000, respectively, including $568,000 and $2,382,000 in the second quarters of 1996 and 1995, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.


        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended June 30, 1996, commissions and fees were $36.8  million, an increase of 11.5% from commissions  and fees of $33.0 million during the comparable period of the prior year.  Approximately $4.1 million of commissions were derived from purchase acquisitions of new insurance agencies.  This
increase was in part offset by decreases of approximately  $0.6 million from the sale of certain offices and accounts in 1995 and early 1996.

Investment and other income decreased $2.4 million or 68.9% from the prior year primarily due to the gain on the sale of substantially all of the operating assets of the Green Bay, Wisconsin office during May 1995 which resulted in a gain of approximately $2.1 million.

Expenses increased by $2.4 million or 7.9%.  Increases include
$1.0 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately
$1.2 million and $0.2 million, respectively, primarily due to the aforementioned purchase acquisitions.

The Company's overall tax rate of 39.6% for the three months ended June 30, 1996, was relatively comparable to the rate of 39.9% for the same period of the prior year.

For the six months ended June 30, 1996, commissions and fees were $78.8 million, an increase of 10.6% from commissions and fees of $71.2 million during the comparable period of the prior year.
Approximately $7.9 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $1.1 million from the sale of certain offices and accounts in 1995 and early
1996.

Investment and other income decreased $2.6 million or 53.3% from the prior year primarily due to the gain on the sale of substantially all of the operating assets of the Green Bay, Wisconsin office during May 1995 which resulted in a gain of approximately $2.1 million.

Expenses increased by $5.5 million or 8.9%.  Increases include
$2.9 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately
$2.0 million and $0.3 million, respectively, primarily due to the aforementioned purchase acquisitions.

The Company's overall tax rate of 40.5% for the six months ended
June 30, 1996, was relatively comparable to the rate of 40.0% for the same period of the prior year.


The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 1996 should not be considered indicative of the results that may be expected for the entire year ending December
31, 1996.

Liquidity and Capital Resources:

Net cash provided by operations totaled $12.6 million and $11.1 million for the six months ended June 30, 1996 and 1995, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $2.7 million and $1.9 million for the six months ended June 30, 1996 and 1995, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $3.8 million and $0.2 million in the six months ended June 30, 1996 and 1995, respectively. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. The Company did not have any material capital expenditure commitments as of June 30, 1996. Cash proceeds from the sale of accounts and other assets amounted to $1.2 million and $3.0 million in the six months ended June 30, 1996 and 1995, respectively.

Financing activities utilized cash of $7.3 million and $14.3 million in the six months ended June 30, 1996 and 1995, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the six months ended June 30, 1996 and 1995, the Company repurchased 479,000 and 507,200, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 745,000 shares and expects to continue to repurchase shares during the remainder of 1996. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $20.0 million under loans due through 2001. At June 30, 1996, there were loans of $12.5 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.88 to 1.00 as of June 30, 1996. Shareholders' equity of $55.9 million at June 30, 1996, is decreased from $56.6 million at December 31, 1995, and the debt to equity ratio of
0.28 to 1.00 is increased from the ratio at December 31, 1995 of
0.21 to 1.00 due to the stock buyback program and increased borrowings under the aforementioned bank credit agreement.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.


          HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                     PART II - OTHER INFORMATION


Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   The Annual Meeting of Shareholders (the "Meeting") of
          Hilb, Rogal and Hamilton Company (the "Company") was held on Tuesday, May 7, 1996.

     c) The Shareholders voted for the election of the following persons to serve as directors of the Company for the terms of three (3) years expiring on the date of the Annual Meeting in 1999. The results of the voting in these elections are set forth below.

                                     Votes      Votes     Votes     Non-
                                      For      Against   Withheld   Votes

          Theodore L. Chandler, Jr. 10,237,805       0   1,182,789  2,231,773
          Norwood H. Davis, Jr.     10,234,205       0   1,186,389  2,231,773
          Thomas H. O'Brien         10,238,105       0   1,182,489  2,231,773

          At the Meeting, the shareholders voted for the appointment of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ending
          December 31, 1996. The results of the voting of this proposal are set forth below.

                             Votes      Votes     Votes      Non-
                              For      Against   Abstained   Votes

                         11,399,607     19,475    1,512     2,231,773

          At the Meeting, a proposal to amend the Articles of Incorporation for authorization of 5.0 million shares of preferred stock did not receive the required vote of two-thirds of all issued and outstanding shares necessary for approval. The results of the voting of this proposal are set forth below.

                             Votes      Votes     Votes      Non-
                              For      Against   Abstained   Votes

                            5,115,457  4,453,861   64,976   4,108,073

          No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the six months ended June 30, 1996.


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                              (Registrant)


Date        July 26, 1996                     By: /s/  Robert H. Hilb
                                                     Chairman
                                           (Principal Executive Officer)



Date        July 26, 1996                     By: /s/ Timothy J. Korman
                                              Executive Vice President-Finance
                                              (Principal Financial Officer)



Date        July 26, 1996                     By: /s/ Carolyn Jones
                                              Vice  President and Controller
                                             (Chief Accounting Officer)


