Form 10-Q
period 1996-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 1996-10-31
CIK 814898

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996           Commission file number  0-15981

                      HILB, ROGAL AND HAMILTON COMPANY
           (Exact name of registrant as specified in its charter)



              Virginia                                  54-1194795
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

       P. O. Box 1220, Glen, Allen, VA                  23060-1220
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding at October 31, 1996
   Common stock, no par value                      13,503,377




(This document contains 12 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and nine months
            ended September 30, 1996 and 1995                 3

          Consolidated Balance Sheet,
            September 30, 1996 and December
            31, 1995                                          4

          Statement of Consolidated Shareholders'
            Equity for the nine months ended
            September 30, 1996 and 1995                       5

          Statement of Consolidated Cash Flows
            for the nine months ended September
            30, 1996 and 1995                                 6

          Notes to Consolidated Financial
            Statements                                      7-8

          Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                      9-10

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                       11

Part II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K          12

          Exhibit 11  - See Part I                          12

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                           SEPT. 30, 1996  SEPT. 30, 1995   SEPT. 30, 1996   SEPT. 30, 1995
Revenues
  Commissions and fees       $37,725,220     $35,775,585     $116,493,506     $106,995,550
  Investment and
    other income                 590,206         619,280        2,833,746        5,427,298
                             -----------     -----------     ------------     ------------
                              38,315,426      36,394,865      119,327,252      112,422,848

Operating expenses
  Compensation and
    employee benefits         21,756,235      20,700,611       65,871,369       61,872,170
  Other operating expenses    10,710,825       9,702,191       30,314,437       27,278,034
  Amortization of
    intangibles                1,891,994       1,861,407        5,558,598        5,182,985
  Interest expense               300,905          95,435          762,364          324,126
                             -----------     -----------     ------------      -----------
                              34,659,959      32,359,644      102,506,768       94,657,315
INCOME BEFORE                -----------     -----------     ------------      -----------
  INCOME TAXES                 3,655,467       4,035,221       16,820,484       17,765,533

Income taxes                   1,414,999       1,645,750        6,743,495        7,138,296
                             -----------     -----------     ------------      -----------
  NET INCOME                 $ 2,240,468     $ 2,389,471     $ 10,076,989     $ 10,627,237
                             ===========     ===========     ============     ============
  NET INCOME PER
    COMMON SHARE                   $0.17           $0.17            $0.75            $0.73
                                   =====           =====            =====            =====

Dividends per Common
  Share                            $0.15           $0.14            $0.45            $0.42
                                   =====           =====            =====            =====
Weighted Average
  Number of Shares
  Outstanding                 13,284,736      14,373,977       13,512,855       14,616,701
                              ==========      ==========       ==========       ==========






See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                     SEPTEMBER 30,   DECEMBER 31,
                                         1996            1995
               ASSETS
CURRENT ASSETS
  Cash and cash equivalents           $ 21,131,935  $ 17,020,706
  Investments                            6,094,597    11,154,673
    Receivables:
    Premiums, less allowance for
     doubtful accounts of
     $2,250,000 and $1,772,000,
     respectively                       39,239,429    41,707,706
    Other                                4,624,248     4,794,396
                                      ------------  ------------
                                        43,863,677    46,502,102
  Prepaid expenses and other current
   assets                                5,609,157     3,937,964
                                      ------------  ------------
                TOTAL CURRENT ASSETS    76,699,366    78,615,445

INVESTMENTS                              5,895,000     4,300,000

PROPERTY AND EQUIPMENT (NET)            15,060,143    13,700,260

INTANGIBLE ASSETS
  Expiration rights                     67,838,344    68,345,441
  Goodwill                              25,872,182    24,432,875
  Noncompetition agreements             10,722,226     9,888,798
                                      ------------  ------------
                                       104,432,752   102,667,114
  Less accumulated amortization         40,343,254    41,812,787
                                      ------------  ------------
                                        64,089,498    60,854,327
OTHER ASSETS                             4,400,306     5,778,932
                                      ------------  ------------
                                      $166,144,313  $163,248,964
                                      ============  ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance
   companies                          $ 68,872,563  $ 69,481,803
  Accounts payable and accrued
   expenses                              7,815,502     8,040,022
  Premium deposits and credits due
   customers                             7,671,258     8,062,626
  Current portion of long-term debt      1,295,430     1,755,238
                                      ------------  ------------
          TOTAL CURRENT LIABILITIES     85,654,753    87,339,689

LONG-TERM DEBT                          17,619,960    11,749,848

OTHER LONG-TERM LIABILITIES              8,109,018     7,513,537

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
   authorized 50,000,000 shares;
   outstanding 13,243,553 and
   13,706,764 shares, respectively      23,981,692    29,903,900
  Retained earnings                     30,778,890    26,741,990
                                      ------------  ------------
                                        54,760,582    56,645,890
                                      ------------  ------------
                                      $166,144,313  $163,248,964
                                      ============  ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                    Common Stock        Retained Earnings

Balance at January 1, 1996          $ 29,903,900           $26,741,990
  Issuance of  145,558
   shares of Common Stock              1,987,725
  Purchase of  580,900
   shares of Common Stock             (7,932,056)
  Payment of dividends                                      (6,040,089)
  Other                                   22,123
  Net income                                                10,076,989
                                    ------------           -----------
Balance at September 30, 1996       $ 23,981,692           $30,778,890
                                    ============           ===========

Balance at January 1, 1995          $ 43,426,295           $23,003,861
  Issuance of  318,126 share of
   Common Stock                        3,815,196
  Purchase of  870,320
   shares of Common Stock            (10,897,688)
  Payment of dividends                                     (6,111,211)
  Other                                   63,306              119,097
  Net income                                               10,627,237
                                    ------------          -----------
Balance at September 30, 1995       $ 36,407,109          $27,638,984
                                    ============          ===========


















See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                             NINE MONTHS ENDED
                                   SEPT. 30, 1996         SEPT. 30, 1995
OPERATING ACTIVITIES
  Net income                          $ 10,076,989         $ 10,627,237
  Adjustments to reconcile net
   income to net cash
   provided by operating
   activities:
    Depreciation and amortization        2,396,073            1,996,719
    Amortization of intangible
     assets                              5,558,598            5,182,985
    Provision for losses on
     accounts receivable                   657,872              675,674
    Gain on sale o f assets             (1,313,731)          (3,029,881)
                                      ------------         ------------
                                        17,375,801           15,452,734
  Changes in operating assets
   and liabilities
   net of effects from
   insurance agency
   acquisitions:
    (Increase) decrease in
      accounts receivable                2,158,638           (3,441,511)
    Increase in prepaid expenses        (1,660,845)            (206,079)
    Increase (decrease) in
      premiums payable to
      insurance companies               (1,039,171)           5,066,086
    Decrease in premium deposits
     and customer credits                 (391,368)            (630,860)
    Decrease in accounts payable
     and accrued expenses                 (581,400)          (2,805,900)
    Other operating activities           1,303,587              713,042
                                      ------------         ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            17,165,242           14,147,512

INVESTING ACTIVITIES
  Proceeds from maturities of held-
   to-maturity investments               9,726,943           20,263,298
  Purchase of investments               (6,261,867)          (7,399,402)
  Purchase of property and
   equipment                            (3,592,783)          (2,746,152)
  Purchase of insurance agencies,
   net of cash acquired                 (5,400,998)          (4,827,594)
  Proceeds from sale of assets           1,245,195            3,000,326
  Other investing activities               192,235              195,920
                                      ____________          ___________
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  (4,091,275)           8,486,396

FINANCING ACTIVITIES
  Proceeds from long-term debt          17,200,000           24,912,500
  Principal payments on long-term
   debt                                (12,200,228)         (24,871,117)
  Proceeds from issuance of Common
   Stock                                                          5,100
  Repurchase of Common Stock            (7,932,056)         (10,897,688)
  Dividends                             (6,040,088)          (6,111,211)
  Other financing activities                 9,634              120,097

NET CASH USED IN FINANCING            ------------         ------------
 ACTIVITIES                             (8,962,738)         (16,842,319)
                                      ------------         ------------
INCREASE IN CASH AND CASH
EQUIVALENTS                              4,111,229            5,791,589
  Cash and cash equivalents at
   beginning of period                  17,020,706           12,615,132
                                      ------------         ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                            $ 21,131,935         $ 18,406,721
                                      ============         ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1996

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

NOTE C--ACQUISITIONS

During the first nine months of 1996, the Company acquired certain assets and liabilities of 11 insurance agencies for $6,138,000 ($3,748,000 in cash, $411,000 in guaranteed future payments and 144,848 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the nine months ended September 30, 1996 and 1995, the Company sold certain insurance accounts and other assets resulting in gains of approximately $1,314,000 and $3,030,000, respectively, including $92,000 and $68,000 in the third quarters of 1996 and 1995, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE E--SUBSEQUENT EVENT

Effective October 1, 1996, the Company acquired certain assets and liabilities of three insurance agencies for $9,563,000 ($3,109,000 in cash, $2,326,000 in guaranteed future payments and 306,761 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended September 30, 1996, commissions and fees were $37.7 million, an increase of 5.4% from commissions and fees of $35.8 million during the comparable period of the prior year. Approximately $2.1 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $0.3 million from the sale of certain offices and accounts in late 1995 and 1996.

Investment and other income was $0.6 million for the three months ended September 30, 1996 which was comparable to the corresponding period of the prior year.

Expenses increased by $2.3 million or 7.1%. Increases include $1.1 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses increased approximately $1.0 million due in part to the aforementioned purchase acquisitions.

Interest expense increased by $0.2 million due to increased borrowings related to the stock repurchase and agency acquisition programs.

The Company's overall tax rate of 38.7% for the three months ended September 30, 1996, was relatively comparable to the rate of 40.8% for the same period of the prior year.

For the nine months ended September 30, 1996, commissions and fees were $116.5 million, an increase of 8.9% from commissions and fees of $107.0 million during the comparable period of the prior year. Approximately $10.0 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $1.4 million from the sale of certain offices and accounts in 1995 and early 1996.

Investment and other income decreased $2.6 million or 47.8% from the prior year primarily due to the gain on the sale of substantially all of the operating assets of the Green Bay, Wisconsin office during May 1995 which resulted in a gain of approximately $2.1 million.

Expenses increased by $7.8 million or 8.3%. Increases include $4.8 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $3.0 million and $0.4 million, respectively, primarily due to the aforementioned purchase acquisitions. Interest expense increased by $0.4 million due to increased borrowings related to the stock repurchase and agency acquisition programs.

The Company's overall tax rate of 40.1% for the nine months ended
September 30, 1996, was relatively comparable to the rate of 40.2% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 1996 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1996.

Liquidity and Capital Resources:

Net cash provided by operations totaled $17.2 million and $14.1 million for the nine months ended September 30, 1996 and 1995, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Real properties acquired for offices of the Company are generally financed by long-term mortgages. Cash expenditures for the acquisition of property and equipment were $3.6 million and $2.7 million for the nine months ended September 30, 1996 and 1995, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $5.4 million and $4.8 million in the nine months ended September 30, 1996 and 1995, respectively. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. The Company did not have any material capital expenditure commitments as of September 30, 1996. Cash proceeds from the sale of accounts and other assets amounted to $1.2 million and $3.0 million in the nine months ended September 30, 1996 and 1995, respectively.

Financing activities utilized cash of $9.0 million and $16.8 million in the nine months ended September 30, 1996 and 1995, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 1996 and 1995, the Company repurchased 580,900 and 870,320, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 644,000 shares and expects to continue to repurchase shares during the remainder of 1996. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $20.0 million under loans due through 2001. At September 30, 1996, there were loans of $15.0 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.90 to 1.00 as of September 30, 1996. Shareholders' equity of $54.8 million at September 30, 1996, is decreased from $56.6 million at December 31, 1995, and the debt to equity ratio of 0.32 to 1.00 is increased from the ratio at December 31, 1995 of 0.21 to 1.00 due to the stock buyback program and increased borrowings under the aforementioned bank credit agreement.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

                   PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the nine months ended September 30, 1996.


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                              (Registrant)


Date    October 31, 1996                      By:  /s/  Robert H. Hilb
                                                      Chairman
                                             (Principal Executive Officer)



Date    October 31, 1996                      By: /s/  Timothy J. Korman
                                              Executive Vice President-Finance
                                               (Principal Financial Officer)



Date    October 31, 1996                      By: /s/  Carolyn Jones
                                              Vice President and Controller
                                               (Chief Accounting Officer)