Form 10-K
period 1996-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 1997-03-26
CIK 814898

IIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIII
IIIIII
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1996   Commission file number  0-15981

                 HILB, ROGAL AND HAMILTON COMPANY

      (Exact name of registrant as specified in its charter)

              Virginia                                 54-1194795
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

           4235 Innslake Drive
           Glen Allen, Virginia                          23060
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

                                 Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                 $165,621,688 as of March 3, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at March 3, 1997
  Common Stock, no par value                         13,321,996

               Documents Incorporated by Reference

Portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. IIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIIII
IIIII
                             PART I


ITEM 1.   BUSINESS

The Company

     Hilb, Rogal and Hamilton Company (the Company), through its network of wholly-owned subsidiary insurance agencies (the Agencies), places various types of insurance, including property, casualty, marine, aviation and employee benefits, with insurance underwriters on behalf of its clients. The Agencies operate 69 offices in 16 states and five Canadian provinces. The Company's client base ranges from personal to large national accounts and is primarily comprised of medium-size commercial and industrial accounts. Insurance commissions accounted for approximately 94% of the Company's total revenues in 1996. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 3% of revenues in 1996.

     The Company has grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 163 independent agencies. The Company's growth strategy emphasizes acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships. The Company generally pursues growth in markets where it believes it can achieve a significant market position. The Company expects to pursue a less aggressive merger and acquisition strategy in the future. Though acquisitions are expected to continue, they will be less frequent and more selective than in the past. This redefinition of strategy will enable the Company to focus on building a stronger, more operationally-sound organization.

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

     In the latter part of 1995, the Company created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The five U.S. regions are the Mid-Atlantic (Pennsylvania, Maryland and Virginia); Alabama/Georgia; Florida; Texas and California. Regional management of a sizable mass of coordinated and complementary resources will enable each Agency to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

     The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. The Company derived in excess of 97% of its commission and fee revenue in 1996 from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from employee benefits and third party claims administration. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

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

     No  material part of the Company's business is dependent on  a  single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 1996, the largest single client accounted for less than 0.5% of the Company's total revenues.

Operating History and Acquisition Program

     The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. Since 1984, a total of 163 agencies have been acquired. One hundred thirteen of those agencies were acquired using the purchase method of accounting at a total purchase price of approximately $117.6 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common Stock. Since November 1, 1988, 50 agencies have been acquired under the pooling-of-interests method of accounting in exchange for a total of approximately 8.1 million shares of Common Stock of the Company. The Company believes that the public market for its Common Stock, existing since 1987, has and will continue to enhance its ability to acquire agencies.

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

Recent Developments

     During 1996, the Company acquired 15 insurance agencies. See "Note J--Acquisitions" of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference for a description of these acquisitions.

     Subsequent to December 31, 1996, the Company acquired certain assets and liabilities of three insurance agencies. See "Note M--Subsequent Events" of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

Competition

     The Company participates in a very competitive industry. It is a leading independent insurance agency system serving a wide variety of clients through its network of wholly-owned subsidiaries which operate 69 insurance agencies located in 16 states and five Canadian provinces. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

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

Employees

     As of December 31, 1996, the Company had approximately 1,750 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good. Regulation

     In every state in which the Company does business, the applicable Agency or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for the Company to conduct business. In addition to licensing requirements applicable to the Company, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

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

ITEM 2.   PROPERTIES

     Except as mentioned below, the Company leases its Agencies' offices. For information with respect to the Company's lease commitments see "Note H--Leases" of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference.

     At December 31, 1996, the Company owned seven buildings in Richmond and Charlottesville, Virginia; Oklahoma City, Oklahoma; Daytona Beach and Fort Myers, Florida; Mobile, Alabama and Victoria, Texas (the Richmond, Virginia building being subject to a mortgage), in which the Agencies in those cities are located. See "Note D--Long-Term Debt and Override Commission Agreements" of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated herein by reference for information regarding mortgage notes payable and related collateral property.

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
























              EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the registrant are as follows:

     Robert H. Hilb, 70, has been Chairman and Chief Executive Officer of the Company since 1991 and has been a director of the Company since 1982. Effective with the Annual Meeting of the Board of Directors of the Company to be held on May 6, 1997, Mr. Hilb will be elected Chairman of the Company. He was President of the Company from 1982 to 1995.

     Andrew L. Rogal, 48, has been President and Chief Operating Officer of the Company since 1995 and has been a director of the Company since 1989. Effective with the Annual Meeting of the Board of Directors of the Company to be held on May 6, 1997, Mr. Rogal will be elected Chief Executive Officer of the Company. He was Executive Vice President of the Company from 1991 to 1995 and Senior Vice President of the Company from 1990 to 1991. He was Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1990 to 1995 and was President of this subsidiary from 1987 to 1993.

     John C. Adams, Jr., 60, has been Executive Vice President of the Company since 1991 and was a director of the Company from 1987 to 1995. He has been Chairman of Hilb, Rogal and Hamilton Company of Daytona Beach, Inc., a subsidiary of the Company, since 1990 and was Chief Executive Officer of this subsidiary from 1990 to 1992.

     Timothy J. Korman, 44, has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1995, and was Senior Vice President and Treasurer of the Company from 1989 to November 1995. He is a first cousin of Robert S. Ukrop, a director of the Company.

     Dianne F. Fox, 48, has been Senior Vice President-Administration and Secretary of the Company since 1989.

     Ronald J. Schexnaydre, 60, has been Senior Vice President of the Company since 1993 and was Vice President of the Company from 1991 to 1993. He has been Chairman of Hilb, Rogal and Hamilton Company of
Louisiana, a subsidiary of the Company, since 1995 and was President of this subsidiary from 1986 to 1995.

     Ann B. Davis, 42, has been Vice President-Human Resources of the Company since 1993 and was Assistant Vice President-Human Resources of the Company from 1986 to 1993.

     Vincent P. Howley, 48, has been Vice President-Audit of the Company since 1993 and was Assistant Vice President-Audit of the Company from 1986 to 1993.

     Carolyn Jones, 41, has been Vice President and Controller of the Company since 1991.

     Walter L. Smith, 39, has been Vice President and General Counsel of the Company since 1991 and has been Assistant Secretary of the Company since 1989.

     Robert W. Blanton, Jr., 32, has been Assistant Vice President of the Company since 1993. He joined the Company in 1990 as Accounting Senior.

     Valerie C. Elwood, 35, has been Assistant Vice President of the Company since 1993. She joined the Company in 1987 and has held various positions in the accounting department.

     Janice G. Pouzar, 50, joined the Company as Assistant Vice President-Retirement Plans in 1993. Prior thereto, she was employed by William M. Mercer in Richmond, Virginia from 1972 to 1993.

     All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers, which is held at the meeting of the Board of Directors after the Annual Meeting of Shareholders, called to be held on May 6, 1997, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.


                            PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information as to market price and dividends per share of Common Stock and related stockholder matters is incorporated herein by reference to the material under the headings "Shareholders" and "Market Price of Common Stock" in the Company's 1996 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA

     Information as to selected financial data is incorporated herein by reference to the material under the heading "Selected Financial Data" in the Company's 1996 Annual Report to Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information as to management's analysis of financial condition and results of operations is incorporated herein by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors included on page 13 of Form 10-K and consolidated financial statements included on pages 16 through 26 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the directors of the registrant is incorporated herein by reference to the material under the heading "Proposal One Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders. Information as to the executive officers of the registrant is set forth following Item 4 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information as to executive compensation is incorporated herein by reference to the material included on pages 6 through 11 in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information as to certain relationships and related transactions is incorporated herein by reference to the material under the heading "Certain Transactions" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries, included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in Item 8 of this report:

Consolidated Balance Sheet -- December 31, 1996 and 1995

Statement of Consolidated Income -- Years Ended December 31, 1996, 1995 and
1994

Statement of Consolidated Shareholders' Equity -- Years Ended December 31, 1996, 1995 and 1994

Statement of Consolidated Cash Flows -- Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements -- December 31, 1996

     The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in Item 14(d):

              Schedule
                Number                   Description                   Page
Number

           II       Valuation and Qualifying Accounts            13


               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

             3.2         Amended and Restated Bylaws
                         (incorporated by reference to
                         Exhibit 3.2 to the Company's
                         Form 10-K for the year ended
                         December 31, 1995, File No.
                         0-15981)

            10.1         $20,000,000 Credit Agreement
                         dated February 12, 1996 among
                         Hilb, Rogal and Hamilton Company,
                         Certain Banks and Crestar Bank,
                         as Agent of the Banks (incorporated
                         by reference to Exhibit 10.1 to the
                         Company's Form 10-K for the year
                         ended December 31, 1995, File
                         No. 0-15981)

            10.2         Amendment dated February 24, 1997
                         to Credit Agreement dated February
                         12, 1996 among Hilb, Rogal and
                         Hamilton Company, Certain Banks
                         and Crestar Bank as Agent of the
                         Bank

            10.3         Incentive Stock Option Plan, as
                         amended (incorporated by reference
                         to Exhibit 28.27 of the Form S-3)

            10.4         Amendment Number Twelve to
                         Employment Agreement of Robert H. Hilb
                         (the Amendment Number 12 is incorp-
                         orated by reference to Exhibit 10.3 to
                         the Company's Form 10-K for the year
                         ended December 31, 1995, File No.
                         0-15981 and the Employment Agreement
                         is incorporated by reference to
                         Exhibit 10.7 to the Company's Form
                         10-K for the year ended December 31,
                         1994, File No. 0-15981)



            10.5         Employment Agreement of Andrew L. Rogal
                         (the Employment Agreement is incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-15981)

             10.6        Hilb,  Rogal  and  Hamilton
                         Company
                         1989 Stock Plan, as amended

            10.7         Supplemental Executive Retire-
                         ment Plan (incorporated by reference
                         to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-15981)

             10.8        Amendment to Hilb, Rogal and Hamilton
                         Company Supplemental Executive Retirement
                         Plan (incorporated by reference to
                         Exhibit 10.6 to the Company's Form
                         10-K for the year ended December 31,
                         1995, File No. 0-15981)

             10.9        Hilb, Rogal and Hamilton Company
                         Outside Directors Deferral Plan (incorp-orated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1994, File
                         No. 0-15981)

            11           Statement Regarding Computation
                         of Per Share Earnings

            13           1996 Annual Report to Shareholders

            22           Subsidiaries of Hilb, Rogal and
                         Hamilton Company

            23           Consent of Ernst & Young LLP

            27           Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

(c)  Exhibits

     The response to this portion of Item 14 as listed in Item 14(a)(3) above is submitted as a separate section of this report.
(d)  Financial Statement Schedules

     The report of independent auditors and financial statement schedule (as indexed in Item 14(a)(2)) of this report are as follows:

       Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
Hilb, Rogal and Hamilton Company


We have audited the consolidated balance sheets of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 (incorporated by reference herein). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In  our  opinion, the consolidated financial statements referred  to  above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  /s/ Ernst & Young LLP

                                  Ernst & Young LLP


Richmond, Virginia
February 12, 1997



























                       HILB, ROGAL AND HAMILTON COMPANY
                               AND SUBSIDIARIES


                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         Col. A              Col. B                  Col. C       Col. D       Col. E

                                           Additions      Charged
                           Balance at      Charged        to Other                 Balance
                           Beginning       to Costs       Accounts    Deductions    at End
       Description         of Period     and Expenses   (Describe)*   (Describe)** of Period
Year ended
  December 31, 1996:
  Allowance for doubt-
    ful accounts.......    $1,772,000      $1,276,000    $100,000      $703,000    $2,445,000

Year ended
  December 31, 1995:
  Allowance for doubt-
    ful accounts.......     2,348,000     1,500,000       121,000     2,197,000     1,772,000

Year ended
  December 31, 1994:
  Allowance for doubt-
    ful accounts.......     2,390,000     1,239,000        70,000     1,351,000     2,348,000




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

                                        Date     March 21, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                             Title                    Date

  /s/ Robert H. Hilb           Chairman (principal executive     March 21, 1997
      Robert H. Hilb              officer) and Director


  /s/ Andrew L. Rogal          President and Chief Operating
      Andrew L. Rogal            Officer                         March 21, 1997


  /s/ Timothy J. Korman        Executive Vice President and      March 21, 1997
      Timothy J. Korman           Treasurer (principal financial
                                     officer)

  /s/ Carolyn Jones            Vice President and Controller     March 21, 1997
      Carolyn Jones             (principal accounting officer)


  /s/ Philip J. Faccenda       Director                          March 21, 1997
      Philip J. Faccenda


  /s/ Robert S. Ukrop          Director                          March 21, 1997
      Robert S. Ukrop


      Thomas H. O'Brien        Director


  /s/ J.S.M. French            Director                          March 21, 1997
      J.S.M. French


      Norwood H. Davis, Jr.    Director


 /s/ Theodore L. Chandler, Jr. Director                          March 21, 1997
     Theodore L. Chandler, Jr.