Form 10-Q
period 1997-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 1997-05-05
CIK 814898

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997   Commission file number 0-15981
                HILB, ROGAL AND HAMILTON COMPANY
  (Exact name of registrant as specified in its charter)



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

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                Outstanding at May 5, 1997
Common stock, no par value                       13,160,939




(This document contains 11 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page
Part I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income for
            the three months ended
            March 31,1997 and 1996                            3

          Consolidated Balance Sheet
            March 31, 1997 and December
            31, 1996                                          4

          Statement of Consolidated Shareholders'
            Equity for the three months ended
            March 31,1997 and 1996                            5

          Statement of Consolidated Cash Flows
            for the three months ended March
            31, 1997 and 1996                                 6

          Notes to Consolidated Financial
            Statements                                        7


   Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                 8-9

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
                         Per Share                           10


Part II.  OTHER INFORMATION


          Item   6.   Exhibits and Reports on Form   8-K     11

          Exhibit 11 - See Part I

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                          THREE MONTHS ENDED
                                   MARCH 31, 1997  MARCH 31, 1996

Revenues
  Commissions and fees              $47,265,029     $41,929,002
  Investment and other income           647,807       1,146,567
                                    -----------     -----------
                                     47,912,836      43,075,569
Operating expenses
  Compensation and employee
    benefits                         24,969,374      22,620,910
  Other operating expenses           11,211,778       9,691,358
  Amortization of intangibles         2,130,018       1,792,341
  Interest expense                      517,718         231,895
                                    -----------      ----------
                                     38,828,888      34,336,504
                                    -----------      ----------
   INCOME BEFORE INCOME TAXES         9,083,948       8,739,065

Income taxes                          3,677,232       3,576,750
                                    -----------      ----------
    NET INCOME                      $ 5,406,716     $ 5,162,315
                                    ===========     ===========

   NET INCOME PER SHARE                   $0.41           $0.38
                                          =====           =====

Dividends                                 $0.155          $0.15
                                          ======          =====
Weighted Average Number of
  Shares of Common Stock Outstanding 13,313,423      13,729,596
                                     ==========      ==========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                           MARCH 31,   DECEMBER 31,
                                              1997         1996


               ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $ 26,262,940   $ 19,774,374
  Investments                                6,332,129      5,088,020
  Receivables:
   Premiums, less allowance for doubtful
   accounts of $2,596,000 and $2,445,000,
   respectively                             37,660,605     41,453,677
     Other                                   5,542,013      6,122,612
                                            ----------     ----------
                                            43,202,618     47,576,289
  Prepaid expenses and other current assets  2,872,303      3,816,819
                                            ----------     ----------
               TOTAL CURRENT ASSETS         78,669,990     76,255,502

INVESTMENTS                                  5,445,000      6,185,686

PROPERTY AND EQUIPMENT (NET)                16,050,295     16,092,075

INTANGIBLE ASSETS
  Expiration rights                         81,767,250     76,402,292
  Goodwill                                  32,850,631     32,718,982
  Noncompetition agreements                 12,046,278     11,421,278
                                           -----------    -----------
                                           126,664,159    120,542,552
  Less accumulated amortization             42,660,642     40,536,482
                                           -----------    -----------
                                            84,003,517     80,006,070
OTHER ASSETS                                 2,956,191      2,936,014
                                            -----------    -----------
                                          $187,124,993   $181,475,347
                                           ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Premiums payable to insurance companies  $ 66,011,175   $ 66,527,381
 Accounts payable and accrued expenses      10,988,927     11,401,805
 Premium deposits and credits due customers 11,381,358      8,837,483
 Current portion of long-term debt           2,792,677      2,345,059
                                          ------------   ------------
             TOTAL CURRENT LIABILITIES      91,174,137     89,111,728

LONG-TERM DEBT                              29,228,526     27,195,571

OTHER LONG-TERM LIABILITIES                  9,858,507      9,869,777

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
        authorized 50,000,000 shares;
    outstanding 13,195,626 and 13,320,577
shares, respectively                        23,484,341     25,266,279
  Retained earnings                         33,379,482     30,031,992
                                           -----------     ----------
                                            56,863,823     55,298,271
                                           -----------     ----------
                                          $187,124,993   $181,475,347
                                          ============   ============

See notes to consolidated financial statements.

 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY


HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                    Common Stock    Retained Earnings


Balance at January 1, 1997           $25,266,279       $30,031,992
  Issuance of 28,205 shares of
    Common Stock                         338,100
  Purchase of 152,486 shares of
    Common Stock                      (2,059,051)
  Payment of dividends                                  (2,059,226)
  Other                                  (60,987)
  Net income                                             5,406,716
                                     ------------      ------------
Balance at March 31, 1997            $23,484,341       $33,379,482
                                     ============      ============

Balance at January 1, 1996           $29,903,900       $26,741,990
  Issuance of 72,848 shares of
    Common Stock                         990,300
  Purchase of 183,200 shares of
    Common Stock                      (2,512,954)
  Payment of dividends                                  (2,044,188)
  Other                                   15,591
  Net income                                             5,162,315
                                     ------------       ------------
Balance at March 31, 1996            $28,396,837        $29,860,117
                                     ============       ============






See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                            THREE MONTHS ENDED

                                      MARCH 31, 1997    MARCH 31, 1996
OPERATING ACTIVITIES
  Net income                             $ 5,406,716     $ 5,162,315
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:                     882,859         747,315
       Depreciation and amortization
       Amortization of intangible assets   2,130,018       1,792,341
       Provision for losses on
          accounts receivable                221,460         274,965
       Gain on sale of assets                (88,825)       (502,587)
                                         ------------     -----------
                                            8,552,228      7,474,349
                                         ============     ===========
       Changes in operating assets and liabilities
         Net of effects from insurance agency
          acquisitions:
           Decrease in accounts receivable  4,285,297      3,947,181
           Decrease in prepaid expenses       958,362      1,484,061
           Decrease in premiums payable to
              insurance companies            (516,423)    (2,816,060)
           Increase (decrease) in premium
             deposits and customer credits  2,373,162       (719,373)
           Decrease in accounts payable
             and accrued expenses            (439,868)      (502,424)
            Other operating activities       (203,360)     1,076,618
                                          ------------    -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               15,009,398      9,944,352
INVESTING ACTIVITIES
  Proceeds from maturities of
    held-to-maturity investments              496,576      3,560,000
  Purchase of investments                  (1,000,000)    (4,027,743)
  Purchase of property and equipment         (501,616)    (1,799,523)
  Purchase of insurance agencies, net of
    cash acquired                          (4,110,405)    (2,242,683)
  Proceeds from sale of assets                 92,868        466,144
  Other investing activities                   14,924        127,703
                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES      (5,007,653)    (3,916,102)
 FINANCING ACTIVITIES
  Proceeds from long-term debt              1,000,000
  Principal payments on long-term debt       (433,002)      (595,619)
  Proceeds from issuance of Common Stock       38,100
  Repurchase of Common Stock               (2,059,051)    (2,512,954)
  Dividends                                (2,059,226)    (2,044,188)
                                           -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES      (3,513,179)    (5,152,761)
INCREASE IN CASH AND CASH
  EQUIVALENTS                               6,488,566        875,489
  Cash and cash equivalents at beginning of
    period                                 19,774,374     17,020,706
CASH AND CASH EQUIVALENTS AT END OF       ------------    -----------
 PERIOD                                   $26,262,940    $17,896,195
                                          ============   ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES


March 31, 1997

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The  accompanying unaudited consolidated financial
statements  of the  Company  have  been  prepared in
accordance  with  generally accepted  accounting
principles for interim financial information and
with  the  instructions  to Form  10-Q  and  Article
10  of Regulation  S-X.  Accordingly, they do not
include  all  of  the information   and   footnotes
required  by  generally   accepted accounting
principles for complete financial statements.  In
the opinion  of  management, all adjustments
(consisting  of  normal recurring  accruals)
considered necessary for a fair presentation have
been included.  Operating results for the three month
period ended  March  31,  1997, are not necessarily
indicative  of  the results  that  may be expected
for the year ending  December  31, 1997.    For
further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE B--INCOME TAXES


The  Company  (except  for  its  Canadian
subsidiary)  files   a consolidated  federal income
tax return. Deferred taxes result from temporary differences between the reporting for income tax and financial statement purposes primarily related to bad debt expense, depreciation expense, basis differences in intangible assets, deferred compensation arrangements and the recognition of net operating loss carryforwards from pooled entities.


NOTE C--ACQUISITIONS


During  the  first  three months of 1997,  the
Company  acquired certain  assets and liabilities of
three insurance  agencies  for $5,920,000
($3,814,000  in  cash, $1,806,000  in  deferred  cash
payments   and  22,305  shares  of  Common  Stock)
in   purchase accounting transactions. Proforma
revenues and net income are not material to the consolidated financial statements.


NOTE D--SALE OF ASSETS


During  the  three  months ended March 31,  1997  and
1996,  the Company   sold  certain  insurance  accounts  and
other   assets resulting in  gains  of
approximately  $89,000  and  $503,000,
respectively.   These amounts are included in other
revenues  in the  statement  of consolidated income.
Revenues,expenses and assets of these operations were not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For  the three months ended March 31, 1997,
commissions and  fees were  $47.3  million, an
increase of 12.7% from  commissions  and fees  of
$41.9 million during the comparable period of the
prior year.   Approximately  $5.3  million  of  core
commissions  were derived  from  purchase
acquisitions of new  insurance  agencies. This
increase  was in part offset by decreases of
approximately $0.4  million  from the sale of certain
offices and  accounts  in 1996  and  decreases of
$0.7 million in commissions derived  from contingency
arrangements   with  insurance   companies.    Core
commissions and fees from operations owned during both periods increased 3.3%.

Investment and other income decreased 43.5% from the prior year. These amounts include gains from the sale of certain insurance accounts and other assets of $0.1 million and $0.5 million in 1997 and 1996, respectively.

Expenses  increased by $4.5 million or 13.1%.
Increases include $2.3 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $1.8 million and $0.3 million, respectively, primarily due to the aforementioned purchase acquisitions.

The Company's overall tax rate of 40.5% for the three months ended March 31, 1997, was relatively comparable to the rate of 40.9% for the same period of the prior year.

The   timing  of  contingent  commissions,  policy
renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.
As a result of the factors described above, operating results for the three months ended
March 31, 1997 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1997.

Liquidity and Capital Resources:

Net cash provided by operations totaled $15.0 million and $9.9 million for the three months ended March 31, 1997 and 1996, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The   Company   has   historically  generated
sufficient   funds
internally to finance capital expenditures for
personal  property and equipment.  Cash expenditures
for the acquisition of property and  equipment were
$0.5 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The timing and  extent of the purchase of investments is
dependent upon cash needs  and  yields on alternate
investments and cash equivalents. The  purchase  of
insurance agencies  accounted  for  under  the
purchase  method of accounting utilized cash of $4.1
million  and $2.2  million in the three months ended
March 31, 1997 and  1996, respectively.   Cash
expenditures  for  such  insurance   agency
acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds form the sale of accounts and other assets amounted to $0.1 million and $0.5 million in the three months ended March
31, 1997 and 1996, respectively. The
Company did not have any material capital expenditure commitments as of March 31, 1997.

Financing  activities  utilized cash of  $3.5
million  and  $5.2 million  in  the  three months
ended March  31,  1997  and  1996, respectively,  as
the Company made scheduled debt repayments  and
annually  increased its dividend rate.  In addition,
during  the three months  ended
March  31,  1997  and  1996,  the  Company
repurchased  152,486  and 183,200, respectively,
shares  of  its Common Stock  under a stock
repurchase program. The  Company  is
currently authorized to purchase an additional
270,000 shares and expects to continue to repurchase
shares during the remainder  of 1997. The  Company
anticipates the continuance of its  dividend
policy.   The  Company  has  a bank credit  agreement
for  $30.0 million  under loans due through 2001.  At
March 31, 1997, there were loans of $24.0 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.86 to 1.00 as of March
31, 1997. Shareholders' equity of $56.9 million at March 31, 1997, is improved from $55.3 million at December 31, 1996, and the debt to equity ratio of
0.51 to 1.00 is increased from the ratio at December
31, 1996 of 0.49 to 1.00 due to net income offset by the impact of the aforementioned purchase of Common Stock of the Company.

The   Company  believes  that  cash  generated  from
operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

             PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings
     b) No reports on Form 8-K have been filed during the three months ended March 31, 1997.


                      SIGNATURE


Pursuant  to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                            (Registrant)

Date       May 5, 1997             By:    /s/ Robert H. Hilb
                                          Chairman
                                          (Principal Executive Officer)



Date        May 5, 1997            By:    /s/ Timothy  J. Korman
                                   Executive Vice President-Finance
                                   (Principal Financial Officer)



Date        May 5, 1997            By:    /s/  Carolyn Jones
                                   Vice President and Controller
                                   (Chief Accounting Officer)