Form 10-Q
period 1997-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 1997-08-14
CIK 814898

1

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997      Commission file number  0-15981

               HILB, ROGAL AND HAMILTON COMPANY
  (Exact name of registrant as specified in its charter)



              Virginia                               54-1194795
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

       P. O. Box 1220, Glen, Allen, VA                  23060-1220
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding at July 31, 1997
Common stock, no par value                    13,005,439




(This document contains 12 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and six months
            ended June 30,1997 and 1996                     3

          Consolidated Balance Sheet,
            June 30, 1997 and December
            31, 1996                                        4

          Statement of Consolidated Shareholders'
            Equity for the six months ended
            June 30, 1997 and 1996                          5

          Statement of Consolidated Cash Flows
            for the six months ended June
            30, 1997 and 1996                               6

          Notes to Consolidated Financial
            Statements                                      7

          Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8-9

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                       10

Part II.  OTHER INFORMATION

          Item  4.Submission of Matters to a  Vote
            of Security Holders                             11

          Item  6. Exhibits and Reports on Form 8-K         11

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                         THREE MONTHS ENDED                SIX MONTHS ENDED
                     JUNE 30, 1997   JUNE 30, 1996      JUNE 30,1997    JUNE 30, 1996
                     -------------   -------------      ------------    -------------
Revenues
  Commissions         $41,687,098      $36,839,284       $88,952,127      $78,768,286
   and fees
  Investment and
   other income         2,636,021        1,096,973         3,283,828        2,243,540
                      -----------      -----------       -----------      -----------
                       44,323,119       37,936,257        92,235,955       81,011,826

Operating expenses
  Compensation
   and employee
   benefits            23,898,152       21,494,224        48,867,525       44,115,134
  Other operating
   expenses            11,708,930        9,912,252        22,920,710       19,603,610
  Amortization
   of intangibles       2,095,691        1,874,264         4,225,709        3,666,605
  Interest expense        514,452          229,565         1,032,170          461,460
                      -----------      -----------       -----------      -----------
                       38,217,225       33,510,305        77,046,114       67,846,809
                      -----------      -----------       -----------      -----------
INCOME BEFORE
  INCOME TAXES          6,105,894        4,425,952        15,189,841       13,165,017

Income taxes            2,568,823        1,751,746         6,246,054        5,328,496

  NET INCOME         $  3,537,071     $  2,674,206      $  8,943,787     $  7,836,521
                     ============     ============      ============     ============

  NET INCOME PER
    COMMON SHARE            $0.27            $0.20             $0.68            $0.58
                            =====            =====             =====            =====
Dividends per
 Common Share              $0.155            $0.15             $0.31            $0.30
                           ======            =====             =====            =====
Weighted Average
  Number of Shares
  Outstanding          13,166,333       13,524,232        13,239,878       13,626,914
                     ============     ============      ============     ============




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                           JUNE 30,   DECEMBER 31,
                                             1997         1996
                                           -------    ------------
        ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $ 27,262,327   $ 19,774,374
  Investments                             6,620,567      5,088,020
  Receivables:
    Premiums, less allowance for
      doubtful accounts of
      $2,577,000 and $2,445,000,
      respectively                       40,136,567     41,453,677
    Other                                 5,169,293      6,122,612
                                       ------------    -----------
                                         45,305,860     47,576,289
  Prepaid expenses and other current
assets                                    2,355,140      3,816,819
                                       ------------    -----------
          TOTAL CURRENT ASSETS
                                         81,543,894     76,255,502

INVESTMENTS                               4,758,339      6,185,686

PROPERTY AND EQUIPMENT (NET)             15,534,952     16,092,075

INTANGIBLE ASSETS
  Expiration rights                      78,368,079     76,402,292
  Goodwill                               32,696,352     32,718,982
  Noncompetition agreements              11,864,313     11,421,278
                                       ------------    -----------
                                        122,928,744    120,542,552
  Less accumulated amortization          42,479,454     40,536,482
                                       ------------    -----------
                                         80,449,290     80,006,070
OTHER ASSETS                              5,737,393      2,936,014
                                       ------------    -----------
                                       $188,023,868   $181,475,347
                                       ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance        $ 69,418,567   $ 66,527,381
   companies
  Accounts payable and accrued
   expenses                              11,260,362     11,401,805
  Premium deposits and credits due
   customers                             10,554,806      8,837,483
  Current portion of long-term debt       2,710,117      2,345,059
                                       ------------    -----------
       TOTAL CURRENT LIABILITIES         93,943,852     89,111,728

LONG-TERM DEBT                           29,029,634     27,195,571

OTHER LONG-TERM LIABILITIES               9,750,147      9,869,777

SHAREHOLDERS' EQUITY
  Common Stock, no par value; authorized
    50,000,000 shares; outstanding
    13,000,139 and  13,320,577
    shares, respectively                 20,356,793     25,266,279
  Retained earnings                      34,943,442     30,031,992
                                       ------------    -----------
                                         55,300,235     55,298,271
                                       ------------    -----------
                                       $188,023,868   $181,475,347
                                       ============   ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                     Common Stock        Retained Earnings

Balance at January 1, 1997            $25,266,279           $30,031,992
  Issuance of  29,796 shares of
    Common Stock                          354,941
  Purchase of  349,564 shares of
    Common Stock                       (5,217,649)           (4,032,337)
  Payment of dividends
  Other                                   (46,778)
  Net income                                                  8,943,787
                                      ------------          ------------
Balance at June 30, 1997              $20,356,793           $34,943,442
                                      ============          ============

Balance at January 1, 1996            $29,903,900           $26,741,990
  Issuance of  145,448 shares of
    Common Stock                        1,987,725
  Purchase of  479,000 shares of
    Common Stock                       (6,544,680)           (4,052,544)
  Payment of dividends
  Other                                     3,275
  Net income                                                  7,836,521
                                      ------------          ------------
Balance at June 30, 1996              $25,350,220           $30,525,967
                                      ============          ============








See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                              SIX MONTHS ENDED

                                     JUNE 30, 1997           JUNE 30, 1996
OPERATING ACTIVITIES
  Net income                         $  8,943,787            $  7,836,521
  Adjustments to reconcile net
   income to net cash
   provided by operating activities:     1,806,860              1,565,762
   Depreciation and amortization         4,225,709              3,666,605
   Amortization of intangible assets       392,271                544,465
   Provision for losses on
    accounts receivable
   Gain on sale of assets               (2,078,405)            (1,222,201)
                                      -------------          -------------
                                        13,290,222             12,391,152
   Changes in operating assets
    and liabilities net of effects
    from insurance agency
    acquisitions:
    Decrease in accounts receivable      2,011,244              3,286,376
    Decrease in prepaid expenses         1,475,525                951,640
    Increase (decrease) in
     premiums payable to                 2,890,969             (2,720,185)
     insurance companies
    Increase (decrease) in
     premium deposits and
     credits                             1,546,610             (1,280,803)
    Decrease in accounts payable          (168,433)            (1,465,959)
     and accrued expenses
    Other operating activities            (137,076)             1,387,786
                                       -------------          -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            20,909,061             12,550,007

INVESTING ACTIVITIES
  Proceeds from maturities of held-
   to-maturity investments
                                        2,283,930               7,456,943
  Purchase of investments              (2,389,131)             (3,125,000)
  Purchase of property and             (1,180,969)             (2,678,251)
   equipment
  Purchase of insurance agencies,
   net of cash acquired                (5,445,618)             (3,796,453)
  Proceeds from sale of assets          2,106,300               1,182,961
  Other investing activities              113,879                 163,839
                                      -------------          -------------
NET CASH USED IN INVESTING
ACTIVITIES                             (4,511,609)               (795,961)

FINANCING ACTIVITIES
  Proceeds from long-term debt          1,000,000               9,700,000
  Principal payments on long-term
   debt                                  (714,454)             (6,402,726)
  Repurchase of Common Stock           (5,217,649)             (6,544,680)
  Dividends                            (4,032,337)             (4,052,544)
  Other financing activities               54,941                   7,425
                                      -------------          -------------
NET CASH USED IN FINANCING
ACTIVITIES                             (8,909,499)             (7,292,525)
                                      -------------          -------------
INCREASE IN CASH AND CASH
EQUIVALENTS                             7,487,953               4,461,521
  Cash and cash equivalents at
   beginning  of period                19,774,374              17,020,706
                                      ------------           -------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                             $ 27,262,327            $ 21,482,227
                                     =============           =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1997

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

NOTE C--ACQUISITIONS

During the first six months of 1997, the Company acquired certain assets and liabilities of three insurance agencies for $5,920,000 ($3,814,000 in cash, $1,806,000 in deferred cash payments and 22,305 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the six months ended June 30, 1997 and 1996, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,078,000 and $1,222,000, respectively, including $1,990,000 and $568,000 in the second quarters of 1997 and 1996, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended June 30, 1997, commissions and fees were $41.7 million, an increase of 13.2% from commissions and fees of $36.8 million during the comparable period of the prior year. Approximately $4.8 million of core commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $0.8 million from the sale of certain offices and accounts in 1996 and 1997. Core commissions and fees from operations owned during both periods increased 1.6%.

Investment and other income increased $1.5 million or 140.3% from the prior year primarily due to the gains on the sale of substantially all of the assets of the Orange County, California and Charlottesville, Virginia offices during June 1997.

Expenses increased by $4.7 million or 14.0%. Increases include $2.4 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $2.1 million and $0.2 million, respectively, primarily due to the aforementioned purchase acquisitions and consulting fees totaling $550,000, associated with the Company's strategic plan.

The Company's overall tax rate for the three months ended June 30, 1997 was 42.1% versus 39.6% for the same period of the prior year. This increase is primarily due to a modest increase in the anticipated corporate effective tax rate due to higher earnings.

For the six months ended June 30, 1997, commissions and fees were $89.0 million, an increase of 12.9% from commissions and fees of $78.8 million during the comparable period of the prior year. Approximately $10.1 million of core commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $1.4 million from the sale of certain offices and accounts in 1996 and early 1997. Core commissions and fees from operations owned during both periods increased 2.6%.

Investment and other income increased $1.0 million or 46.4% from the prior year primarily due to the net impact of nonrecurring gains from the sale of assets.

Expenses increased by $9.2 million or 13.6%. Increases include $4.8 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $3.3 million and $0.6 million, respectively, primarily due to the aforementioned purchase acquisitions and consulting fees totaling $850,000 associated with the Company's strategic plan.

The  Company's overall tax rate of 41.1% for the six months ended
June  30,  1997,  was relatively comparable to the rate of  40.5%
for the same period of the prior year and reflects a modest increase in the anticipated corporate effective tax rate.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 1997 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1997.

Liquidity and Capital Resources:

Net cash provided by operations totaled $20.9 million and $12.6 million for the six months ended June 30, 1997 and 1996, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The   Company   has   historically  generated  sufficient   funds
internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $1.2 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $5.4 million and $3.8 million in the six months ended June 30, 1997 and 1996, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $2.1 million and $1.2 million in the six months ended June 30, 1997 and 1996, respectively. The Company did not have any material capital expenditure commitments as of June 30, 1997.

Financing activities utilized cash of $8.9 million and $7.3 million in the six months ended June 30, 1997 and 1996,
respectively.   The Company has consistently made scheduled  debt
payments and annually increased its dividend rate. In addition, during the six months ended June 30, 1997 and 1996, the Company repurchased 349,564 and 479,000, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 1,100,000 shares and expects to continue to repurchase shares during the remainder of 1997. The Company does not anticipate any change in the current
dividend rate in the foreseeable  future.   The Company  has  a
bank  credit agreement for $30.0 million under loans due  through
2001.   At  June  30,  1997, there were loans  of  $24.0  million
outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.87 to 1.00 as of June 30, 1997. Shareholders' equity approximated $55.3 million at both June 30, 1997 and December 31, 1996. The debt to equity ratio of 0.52 to 1.00 is increased from the ratio at December 31, 1996 of 0.49 to 1.00 due to net income offset by the impact of the aforementioned purchase of Common Stock of the Company and additional long-term borrowings.

The   Company  believes  that  cash  generated  from  operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

                  PART II - OTHER INFORMATION

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   The  Annual Meeting of Shareholders (the "Meeting")  of
          Hilb, Rogal and Hamilton Company (the "Company") was held on Tuesday, May 6, 1997.

     c)   The   Shareholders  voted  for  the  election  of   the
          following persons to serve as directors of the  Company
          for  the terms of three (3) years expiring on the  date
          of the Annual Meeting in 2000. The results of the voting in these elections are set forth below.
                             Votes        Votes     Votes        Non-
                              For        Against   Withheld      Votes

          Robert H. Hilb    10,682,931         0      1,236,407  1,402,658
          Andrew L. Rogal   10,791,651         0      1,127,687  1,402,658
          Philip J.Faccenda 10,791,651         0      1,127,687  1,402,658

          At the  Meeting,  the  shareholders  voted  for   the
          appointment of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ending December 31, 1997. The results of the voting of this proposal are set forth below.

                             Votes        Votes      Votes       Non-
                              For        Against    Abstained    Votes
                            11,891,487   26,588        1,263     1,402,658

          No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit - 10.1 Consulting Agreement

     b)   Exhibit - 10.2 Employment Agreement with Andrew L. Rogal

     c)   Exhibit - 10.3 1989 Stock Plan as amended August 5,1997

     d)   Exhibit - 11 Computation of per share earnings

     e) No reports on Form 8-K have been filed during the six months ended June 30, 1997.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb,Rogal and Hamilton Company
                                              (Registrant)


Date  August 8, 1997                By:  /s/  Andrew L. Rogal
                                         President and Chief
                                         Executive Officer
                                         (Principal   Executive Officer)



Date  August 8, 1997                By:  /s/  Carolyn Jones
                                         Senior Vice President-Finance
                                         (Principal Financial Officer)



Date  August 8, 1997                By:  /s/  Robert W. Blanton, Jr.
                                         Assistant Vice President
                                          and Controller
                                          (Chief Accounting Officer)