Form 10-Q
period 1997-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 1997-11-07
CIK 814898

1

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997         Commission file number  0-15981

                            HILB, ROGAL AND HAMILTON COMPANY
                  (Exact name of registrant as specified in its charter)



                Virginia                                    54-1194795
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       P. O. Box 1220, Glen, Allen, VA                      23060-1220
   (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code          (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding at October 31, 1997
Common stock, no par value                                  12,803,549




(This document contains 13 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                          Page


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and nine months
            ended September 30,1997 and 1996                3

          Consolidated Balance Sheet,
            September 30, 1997 and December
            31, 1996                                        4

          Statement of Consolidated Shareholders'
            Equity for the nine months ended
            September 30, 1997 and 1996                     5

          Statement of Consolidated Cash Flows
            for the nine months ended September
            30, 1997 and 1996                               6

          Notes to Consolidated Financial
            Statements                                    7-8

          Item 2.Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                      9-11

     Exhibits to Part I

          Exhibit 11 - Computation of Earnings
            Per Share                                       12

Part II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K          13

          Exhibit 11 - See Part I                           13

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                       SEPT. 30, 1997    SEPT. 30, 1996    SEPT. 30, 1997    SEPT. 30, 1996
                       --------------    --------------    --------------    --------------
Revenues
  Commissions           $40,800,479       $37,725,220       $129,752,606      $116,493,506
  and fees
  Investment and
  other income            1,049,030           590,206          4,332,858         2,833,746
                        -----------        ----------       ------------      ------------
                         41,849,509        38,315,426        134,085,464       119,327,252

Operating expenses
  Compensation and
    employee benefits    23,696,665        21,756,235         72,564,190        65,871,369
  Other operating        11,212,453        10,710,825         34,133,162        30,314,437
    expenses
  Amortization of
    intangibles           1,992,481         1,891,994          6,218,190         5,558,598
  Interest expense          486,627           300,905          1,518,797           762,364
                         ----------        ----------        -----------       -----------
                         37,388,226        34,659,959        114,434,339       102,506,768
                         ----------        ----------        -----------       -----------
INCOME BEFORE
  INCOME TAXES            4,461,283         3,655,467         19,651,125        16,820,484

Income taxes              1,894,996         1,414,999          8,141,050         6,743,495
                         ----------        ----------        -----------       -----------

  NET INCOME             $2,566,287        $2,240,468        $11,510,075       $10,076,989
                         ==========        ==========        ===========       ===========
  NET INCOME PER
    COMMON SHARE              $0.20             $0.17              $0.88             $0.75
                         ==========        ==========        ===========       ===========
Dividends per
Common Share                 $0.155             $0.15             $0.465             $0.45
                         ==========        ==========        ===========       ===========
Weighted Average
  Number of Shares
  Outstanding            12,964,842        13,284,736         13,148,200        13,512,855
                         ==========        ==========        ===========       ===========








See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                      SEPTEMBER 30,         DECEMBER 31,
                                          1997                 1996
              ASSETS                  -------------         ------------

CURRENT ASSETS
  Cash and cash equivalents            $28,583,905           $19,774,374
  Investments                            4,266,543             5,088,020
  Receivables:
    Premiums, less allowance for
    doubtful accounts of
    $2,640,000 and $2,445,000,
    respectively                        40,045,691            41,453,677
    Other                                6,938,784             6,122,612
                                      ------------          ------------
                                        46,984,475            47,576,289
  Prepaid expenses and other current
    assets                               3,488,885             3,816,819
                                      ------------          ------------
              TOTAL CURRENT ASSETS      83,323,808            76,255,502

INVESTMENTS                              5,045,000             6,185,686

PROPERTY AND EQUIPMENT (NET)            12,579,245            16,092,075

INTANGIBLE ASSETS
  Expiration rights                     78,479,708            76,402,292
  Goodwill                              31,693,182            32,718,982
  Noncompetition agreements             11,831,853            11,421,278
                                      ------------          ------------
                                       122,004,743           120,542,552
  Less accumulated amortization         42,915,072            40,536,482
                                      ------------          ------------
                                        79,089,671            80,006,070
OTHER ASSETS                             5,344,783             2,936,014
                                      ------------          ------------
                                      $185,382,507          $181,475,347
                                      ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance       $ 68,565,875          $ 66,527,381
   companies
  Accounts payable and accrued
   expenses                             12,554,526            11,401,805
  Premium deposits and credits due
   customers                             9,831,842             8,837,483
  Current portion of long-term debt      1,921,695             2,345,059
                                       -----------          ------------
          TOTAL CURRENT LIABILITIES     92,873,938            89,111,728

LONG-TERM DEBT                          28,756,813            27,195,571

OTHER LONG-TERM LIABILITIES             10,489,289             9,869,777

SHAREHOLDERS' EQUITY
  Common Stock, no par value;
    authorized
    50,000,000 shares; outstanding
    12,860,139 and 13,320,577 shares,
    respectively                        17,756,515           25,266,279
  Retained earnings                     35,505,952           30,031,992
                                      ------------          -----------
                                        53,262,467           55,298,271
                                      ------------          -----------
                                      $185,382,507         $181,475,347
                                      ============         ============

See notes to consolidated financial statements.

 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                      Common Stock       Retained Earnings

Balance at January 1, 1997            $25,266,279           $30,031,992
  Issuance of 108,396 shares
   of Common Stock                      1,440,066
  Purchase of  568,164
   shares of Common Stock              (8,892,550)           (6,036,115)
  Payment of dividends
  Other                                   (57,280)
  Net income                                                 11,510,075
                                      -----------           -----------
Balance at September 30, 1997         $17,756,515           $35,505,952
                                      ============          ===========

Balance at January 1, 1996            $29,903,900           $26,741,990
  Issuance of 145,558 shares
   of Common Stock                      1,987,725
  Purchase of 580,900 shares
   of Common Stock                     (7,932,056)
  Payment of dividends                                       (6,040,089)
  Other                                    22,123
  Net income                                                 10,076,989
                                      -----------           -----------
Balance at September 30,1996          $23,981,692           $30,778,890
                                      ===========           ===========





See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                             NINE MONTHS ENDED

                                    SEPT. 30, 1997       SEPT. 30, 1996

OPERATING ACTIVITIES
  Net income                          $11,510,075           $10,076,989
Adjustments to reconcile net
 income to net cash
 provided by operating activities:
 Depreciation and amortization          2,711,765             2,396,073
 Amortization of intangible assets      6,218,190             5,558,598
                                      -----------           -----------
 Net income plus amortization
  and depreciation                     20,440,030            18,031,660

 Provision for losses on
  accounts receivable                     578,624               657,872
      Gain on sale of assets           (2,379,824)           (1,313,731)
 Changes in operating assets
   and liabilities net of effects
   from insurance agency acquisitions:
    (Increase) decrease in
    accounts receivable                   (60,371)            2,158,638
    Increase (decrease) in
    prepaid expenses                      332,614            (1,660,845)
    Increase (decrease) in
    premiums payable to
    insurance companies                 2,780,618            (1,039,171)
    Increase (decrease) in
    premium deposits and credits          882,145              (391,368)
    Increase (decrease) in
    accounts payable and
    accrued expenses                      701,111              (581,400)
    Other operating activities          1,603,381             1,303,587
                                      -----------           -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                           24,878,328            17,165,242

INVESTING ACTIVITIES
  Proceeds from maturities of held-
   to-maturity investments              4,376,174             9,726,943
  Purchase of investments              (2,414,012)           (6,261,867)
  Purchase of property and
   equipment                           (1,589,070)           (3,592,783)
  Purchase of insurance agencies,
   net of cash acquired                (7,274,617)           (5,400,998)
  Proceeds from sale of assets          5,778,635             1,245,195
  Other investing activities              114,169               192,235
                                      -----------           -----------
NET CASH USED IN INVESTING
ACTIVITIES                             (1,008,721)           (4,091,275)

FINANCING ACTIVITIES
  Proceeds from long-term debt          3,004,220            17,200,000
  Principal payments on long-term
   debt                                (3,775,697)          (12,200,228)
  Repurchase of Common Stock           (8,892,550)           (7,932,056)
  Dividends                            (6,036,115)           (6,040,089)
  Other financing activities              640,066                 9,635
                                      -----------           -----------
NET CASH USED IN FINANCING
ACTIVITIES                            (15,060,076)           (8,962,738)
                                      -----------           -----------
INCREASE IN CASH AND CASH
EQUIVALENTS                             8,809,531             4,111,229
  Cash and cash equivalents at
   beginning of period                 19,774,374            17,020,706
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                              $28,583,905           $21,131,935
                                      ===========           ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1997

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B-ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 128 "Earnings per Share" which establishes new guidelines for the calculation of and disclosures regarding earnings per share. The Company will adopt the provisions of Statement No. 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. The calculation of basic earnings per share is expected to be comparable to net income per common share which is currently presented by the Company in accordance with Opinion No. 15 of the Accounting Principles Board.

NOTE C--INCOME TAXES

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

NOTE D--ACQUISITIONS

During the first nine months of 1997, the Company acquired certain assets and liabilities of five insurance agencies for $6,557,000 ($3,951,000 in cash, $1,806,000 in guaranteed future payments and 53,333 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1997

(UNAUDITED)

NOTE E--SALE OF ASSETS

During the nine months ended September 30, 1997 and 1996, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,380,000 and $1,314,000, respectively, including $301,000 and $92,000 in the third quarters of 1997 and 1996, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE F--SUBSEQUENT EVENT

Effective October 1, 1997, the Company acquired certain assets and liabilities of two insurance agencies for $2,565,000 ($1,978,000 in cash and $587,000 in guaranteed future payments) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended September 30, 1997, commissions and fees were $40.8 million, an increase of 8.2% from commissions and fees of $37.7 million during the comparable period of the prior year. Approximately $5.0 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $2.6 million from the sale of certain offices and accounts in late 1996 and 1997. Core commissions and fees from continuing operations increased 3.0%.

Investment and other income was $1.0 million for the three months ended September 30, 1997 an increase of $0.5 million including a $0.2 million increase in nonrecurring gains from the sale of assets.

Expenses increased by $2.7 million or 7.9%. Increases include $1.9 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $0.5 million and $0.1 million due primarily to the aforementioned purchase acquisitions. Interest expense increased by $0.2 million due to increased borrowings related to the stock repurchase and agency acquisition programs.

The Company's overall tax rate for the three months ended September 30, 1997 was 42.5% versus 38.7% for the same period of
the  prior  year.   This increase is primarily due  to  a  modest
increase in the anticipated corporate effective tax rate due to higher earnings.

For the nine months ended September 30, 1997, commissions and fees were $130.0 million, an increase of 11.4% from commissions and fees of $116.5 million during the comparable period of the prior year. Approximately $15.1 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $4.1 million from the sale of certain offices and accounts in 1996 and early 1997. Core commissions and fees from continuing operations increased 3.2%.

Investment and other income increased $1.5 million or 52.9% from the prior year primarily due to a $1.1 million increase in nonrecurring gains from the sale of assets.

Expenses increased by $11.9 million or 11.6%. Increases include $6.7 million in compensation and benefits primarily related to purchase acquisitions of new insurance agencies. Other operating expenses and amortization of intangibles increased approximately $3.8 million and $0.7 million, respectively, primarily due to the aforementioned purchase acquisitions and consulting fees totaling $1.0 million associated with the Company's strategic plan. Interest expense increased by $0.8 million due to increased borrowings related to the stock repurchase and agency acquisition programs.

The Company's overall tax rate of 41.4% for the nine months ended September 30, 1997, was relatively comparable to the rate of 40.1% for the same period of the prior year and reflects a modest increase in the anticipated corporate effective tax rate due to higher earnings.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 1997 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1997.

Liquidity and Capital Resources:

Net cash provided by operations totaled $24.9 million and $17.2 million for the nine months ended September 30, 1997 and 1996, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Cash expenditures for the acquisition of property and equipment were $1.6 million and $3.6 million for the nine months ended September 30, 1997 and 1996, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $7.3 million and $5.4 million in the nine months ended September 30, 1997 and 1996, respectively. Cash expenditures for such agency acquisitions have been funded primarily through operations and from long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $5.8 million and $1.2 million in the nine months ended September 30, 1997 and 1996, respectively. The Company did not have any material capital expenditure commitments as of September 30, 1997.

Financing activities utilized cash of $15.1 million and $9.0 million in the nine months ended September 30, 1997 and 1996, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 1997 and 1996, the Company repurchased 568,164 and 580,900, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 855,000 shares and expects to continue to repurchase shares during the remainder of 1997. The Company does not anticipate any change in the current dividend rate in the foreseeable future. The Company has a bank credit agreement for $30.0 million under loans due in 2002. At September 30, 1997, there were loans of $26.0 million outstanding under the agreement.
The  Company  had  a  current ratio (current  assets  to  current liabilities) of 0.90 to 1.00 as of September 30, 1997. Shareholders' equity of $53.3 million at September 30, 1997, is decreased from $55.3 million at December 31, 1996, and the debt to equity ratio of 0.54 to 1.00 is increased from the ratio at December 31, 1996 of 0.49 to 1.00 due to net income offset by the impact of the aforementioned purchase of Common Stock of the Company and an increase in borrowings under the bank credit agreement used for insurance agency acquisitions and the repurchase of Common Stock.

The   Company  believes  that  cash  generated  from  operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

                   PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -       11   Computation of per share earnings

     b) No reports on Form 8-K have been filed during the nine months ended September 30, 1997.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb, Rogal and Hamilton Company
                                              (Registrant)


Date    November 6, 1997                 By:     /s/   Andrew  L. Rogal
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date    November 6, 1997                 By:    /s/  Carolyn Jones
                                               Senior Vice President-Finance
                                           (Principal Financial Officer)



Date    November  6, 1997                By:    /s/   Robert  W. Blanton, Jr.
                                         Assistant Vice President and
                                          Controller
                                            (Chief Accounting Officer)