Form 10-K
period 1997-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 1998-03-26
CIK 814898

==========================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For  Fiscal Year Ended December 31, 1997   Commission file  number 0-15981

                 HILB, ROGAL AND HAMILTON COMPANY

      (Exact name of registrant as specified in its charter)

              Virginia                                 54-1194795
              --------                                 ----------
(State   or  other  jurisdiction  of               (I.R.S.Employer
    incorporation  or organization)              Identification No.)

           4235 Innslake Drive
           Glen Allen, Virginia                          23060
          ----------------------                         -----
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

                 $227,344,044 as of March 2, 1998

Indicate  the  number  of  shares  outstanding  of  each  of   the
registrant's classes of common stock, as of the latest practicable date.

               Class                Outstanding at  March 2, 1998
  Common Stock, no par value                        12,683,023

               Documents Incorporated by Reference

Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

==================================================================

                             PART I


ITEM 1.   BUSINESS

The Company

     Hilb, Rogal and Hamilton Company (the Company), through its network of wholly-owned subsidiary insurance agencies (the Agencies), places various types of insurance, including property, casualty, marine, aviation and employee benefits, with insurance underwriters on behalf of its clients. The Agencies operate 66 offices in 16 states and five Canadian provinces. The Company's client base ranges from personal to large national accounts and is primarily comprised of middle market commercial and industrial accounts. Insurance commissions accounted for approximately 91% of the Company's total revenues in 1997. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 5.6% of revenues in 1997.

     The Company has historically grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 167 independent agencies. The Company's prior growth strategy emphasized acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships. Beginning in 1997, the Company began to pursue a more focused merger and acquisition strategy which is expected to continue in the future. This program is focused on acquisitions which fit into the strategic and regional plans and targets entities which provide a specialty or product expertise which can be exported throughout the Company.

     The Agencies act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Agencies and regions are staffed to handle the broad variety of insurance needs of their clients. Additionally, certain Agencies and regions have developed special expertise in areas such as aviation, construction and marine insurance services and this expertise is made available to clients throughout the regions and Company.

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

     In the latter part of 1995, the Company created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The six U.S. regions are the Mid-Atlantic (Connecticut, Pennsylvania, Maryland and Virginia); Alabama/Georgia; Florida; Oklahoma/Texas, Northern California and Southwest (Arizona, Colorado, Michigan and Southern California). Regional management of a sizable mass of coordinated and complementary resources has enabled  each Agency  to  address  a broader
spectrum of client needs  and  respond  more quickly   and  expertly  than
each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

     The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. The Company derived in excess of 94% of its commission and fee revenue in 1997 from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to employee benefits and third party claims administration. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

     Insurance agents' commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. In some cases, the Company or an Agency is compensated by a fee paid directly by the client. The Company may also receive contingent commissions which are based on the profit an insurance company makes on the overall volume of business placed with it by the Company. Contingent commissions are generally received in the first quarter of each year and, accordingly, may cause first quarter revenues and earnings to vary from other quarterly results.

     The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all or a portion of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs.

     No  material part of the Company's business is dependent on  a  single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 1997, the largest single client accounted for less than 0.6% of the Company's total revenues.

Operating History and Acquisition Program

     The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. Since 1984, a total of 167 agencies have been acquired. One hundred seventeen of those agencies were acquired using the purchase method of accounting at a total purchase price of approximately $127.0 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common Stock. From November 1, 1988 to May 1, 1995, 50 agencies were acquired under the pooling-of-interests method of accounting in exchange for a total of approximately 8.1 million shares of Common Stock of the Company.

     The   Company  has  substantial  experience  in  acquiring   insurance
agencies. Each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company requires that the principals execute Company-prepared covenants not to compete and other restrictive covenants and that agents execute non-piracy agreements. Once the acquisition is consummated, the Company takes steps to introduce its procedures and protocols and to integrate the agency's systems and employees into the Company.

Recent Developments

     During 1997, the Company acquired six insurance agencies. See "Note K--Acquisitions" of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference for a description of these acquisitions.

Competition

     The Company participates in a very competitive industry. It is a leading independent insurance agency system serving a wide variety of clients through its network of wholly-owned subsidiaries which operate 66 insurance agencies located in 16 states and five Canadian provinces. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

     In some of the Agencies' cities, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of whom may be larger than the Company's local Agency.

     The Company is also in competition with certain insurance companies which write insurance directly for their customers, and the banking industry, as well as self-insurance and other employer sponsored programs.

Employees

     As of December 31, 1997, the Company had approximately 1,770 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

ITEM 2.   PROPERTIES

     Except as mentioned below, the Company leases its Agencies' offices. For information with respect to the Company's lease commitments see "Note H--Leases" of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders which is incorporated herein by reference.

     At December 31, 1997, the Company owned buildings in Oklahoma City, Oklahoma; Fort Myers, Florida; Mobile, Alabama and Victoria, Texas in which the Agencies in those cities are located. In addition, the Company owned a building in Charlottesville, Virginia.

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

              EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the registrant are as follows:

      Robert H. Hilb, 71, has been Chairman of the Company since 1991 and has been a director of the Company since 1982. He was Chief Executive Officer of the Company from 1991 to May 1997 and was President of the Company from 1982 to 1995.

     Andrew L. Rogal, 49, has been Chief Executive Officer of the Company since May 1997, and President of the Company since 1995 and has been a director of the Company since 1989. He was Chief Operating Officer of the Company from 1995 to May 1997. He was Executive Vice President of the
Company from 1991 to 1995 and Senior Vice President of the Company from 1990 to 1991. He was Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1990 to 1995 and was President of this subsidiary from 1987 to 1993.

     Timothy J. Korman, 45, has been Executive Vice President-Finance and Administration since August 1997. He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from November 1995 to August 1997, and was Senior Vice President and Treasurer of the Company from 1989 to November 1995. He is a first cousin of Robert S. Ukrop, a director of the Company.

     John C. Adams, Jr., 61, has been Executive Vice President of the Company since 1991 and was a director of the Company from 1987 to 1995. He has been Chairman of Hilb, Rogal and Hamilton Company of Daytona Beach, Inc., a subsidiary of the Company, since 1990.

     Dianne F. Fox, 49, has been Senior Vice President and Secretary of the Company since 1989.

     Carolyn Jones, 42, has been Senior Vice President, Chief Financial Officer and Treasurer since August 1997 and was Vice President and Controller of the Company from 1991 to August 1997.

     Walter L. Smith, 40, has been Vice President and General Counsel of the Company since 1991 and has been Assistant Secretary of the Company since 1989.

     Vincent P. Howley, 49, has been Vice President-Agency Financial Operations since August 1997. He was Vice President-Audit of the Company from 1993 to August 1997, and was Assistant Vice President-Audit of the Company from 1986 to 1993.

     Henry C. Kramer, 53, joined the Company as Vice President-Human Resources in October 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

      Robert J. Hilb, 34, has been Vice President of the Company since August 1997. He was President of HRH Resource Group, Ltd., a subsidiary of the Company from 1994 to 1997. Prior thereto, he held various insurance related positions within the Company. He is the son of Robert H. Hilb, Chairman and a director of the Company.

     Robert  W.  Blanton,  Jr., 33, has been Assistant Vice  President  and
Controller since August 1997 and was Assistant Vice President of the Company from 1993 to August 1997. He joined the Company in 1990 as Accounting Senior.

     Valerie C. Elwood, 36, has been Assistant Vice President of the Company since 1993. She joined the Company in 1987 and has held various positions in the accounting department.

     All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers, which is held at the meeting of the Board of Directors after the Annual Meeting of Shareholders, called to be held on May 5, 1998, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.


                            PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Information as to market price and dividends per share of Common Stock and related stockholder matters is incorporated herein by reference to the material under the headings "Shareholders" and "Market Price of Common Stock" in the Company's 1997 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA

     Information as to selected financial data is incorporated herein by reference to the material under the heading "Selected Financial Data" in the Company's 1997 Annual Report to Shareholders.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information as to management's analysis of financial condition and results of operations is incorporated herein by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors included on page 12 of Form 10-K and consolidated financial statements included on pages 20 through 30 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the directors of the registrant is incorporated herein by reference to the material under the heading "Proposal One Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders. Information as to the executive officers of the registrant is set forth following Item 4 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information as to executive compensation is incorporated herein by reference to the material included on pages 8 through 13 in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information as to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions or series of transactions or proposed transactions since January 1, 1997 which require disclosure under Item 13 of Part III of this report.

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries, included in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference in Item 8 of this report:

Consolidated Balance Sheet -- December 31, 1997 and 1996

Statement of Consolidated Income -- Years Ended December 31, 1997, 1996 and
1995

Statement of Consolidated Shareholders' Equity -- Years Ended December 31, 1997, 1996 and 1995

Statement of Consolidated Cash Flows -- Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements -- December 31, 1997

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

            10.2         Amendment dated February 24, 1997
                         to Credit Agreement dated February
                         12, 1996 among Hilb, Rogal and
                         Hamilton Company, Certain Banks
                         and Crestar Bank as Agent of the
                         Bank (incorporated by reference to
                         Exhibit 10.2 to the Company's Form
                         10-K for the year ended December
                         31, 1996, File No. 0-15981)

            10.3         Incentive Stock Option Plan, as
                         amended (incorporated by reference
                         to Exhibit 28.27 of the Form S-3)

            10.4         Consulting Agreement with Robert H.
                         Hilb (incorporated by reference to
                         Exhibit 10.1 to the Company's Form 10-Q
                         for the quarter ended June 30, 1997,
                         File No. 0-15981)

          Exhibit No.         Document

            10.5         Employment Agreement of Andrew L. Rogal
                         (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-15981)

            10.6         Employment Agreement of Dianne F. Fox
                         and amendments thereto and Severance and Release Agreement

            10.7         Hilb,  Rogal  and  Hamilton
                         Company 1989 Stock Plan, as amended

            10.8         Supplemental Executive Retire-
                         ment Plan, as amended and restated

            10.9         Hilb, Rogal and Hamilton Company
                         Outside Directors Deferral Plan, as
                         amended and restated

            13           1997 Annual Report to Shareholders

            22           Subsidiaries of Hilb, Rogal and
                         Hamilton Company

            23           Consent of Ernst & Young LLP

            27           Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

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

(d)  Financial Statement Schedules

     The report of independent auditors and financial statement schedule (as indexed in Item 14(a)(2)) of this report are as follows:

       Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
Hilb, Rogal and Hamilton Company


We have audited the consolidated balance sheet of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 (incorporated by reference herein). Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In  our  opinion, the consolidated financial statements referred  to  above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                  Ernst & Young LLP


Richmond, Virginia
February 11, 1998

                       HILB, ROGAL AND HAMILTON COMPANY
                               AND SUBSIDIARIES


                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 Col. A                    Col. B                Col. C              Col. D     Col. E
-------------------------------------------------------------------------------------------
                                                       Additions
                                                        Charged
                          Balance at      Charged       to Other                 Balance
                          Beginning       to Costs      Accounts    Deductions   at End
Description               of Period      and Expenses  (Describe)*  (Describe)**  of Period
-------------------------------------------------------------------------------------------
Year ended
  December 31, 1997:
  Allowance for doubt-
    ful accounts.......    $2,445,000     $  384,000     $ 66,000   $  596,000   $2,299,000

Year ended
  December 31, 1996:
  Allowance for doubt-
    ful accounts.......     1,772,000      1,276,000      100,000      703,000    2,445,000

Year ended
  December 31, 1995:
  Allowance for doubt-
    ful accounts.......     2,348,000      1,500,000      121,000    2,197,000    1,772,000



______________________
 * Recoveries
** Bad debts written off




                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Hilb, Rogal and Hamilton Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HILB, ROGAL AND HAMILTON COMPANY

                                        By      /s/ Andrew L. Rogal
                                              Andrew L. Rogal, President
                                              and Chief Executive Officer

                                        Date     March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                       Signature                                      Title
Date

/s/ Andrew L. Rogal              President and Chief Executive  March 26, 1998
    Andrew L. Rogal              Officer(principal
                                 executive officer)

/s/ Carolyn Jones                Senior Vice President, Chief   March 26, 1998
    Carolyn Jones                Financial Officer and Treasurer
                                (principal financial officer)

/s/ Robert W. Blanton, Jr.       Assistant Vice President and   March 26, 1998
    Robert W. Blanton, Jr.       Controller
                                (principal accounting officer)

/s/ Robert H. Hilb               Chairman and Director          March 26, 1998
    Robert H. Hilb


    Philip J. Faccenda           Director


/s/ Robert S. Ukrop              Director                       March 26, 1998
    Robert S. Ukrop


/s/ Thomas H. O'Brien            Director                       March 26, 1998
    Thomas H. O'Brien


/s/ J.S.M. French                Director                       March 26, 1998
    J.S.M. French


/s/ Norwood H. Davis, Jr.        Director                       March 26, 1998
    Norwood H. Davis, Jr.

/s/ Theodore L. Chandler, Jr.    Director                       March 26, 1998
    Theodore L. Chandler, Jr.