Form 10-Q
period 1998-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 1998-04-29
CIK 814898

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998          Commission file number  0-15981

                 HILB, ROGAL AND HAMILTON COMPANY
                 --------------------------------
         (Exact name of registrant as specified in its charter)



              Virginia                                   54-1194795
              --------                                   ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       P. O. Box 1220, Glen Allen, VA                          23060-1220
       -------------------------------                         ----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (804)747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class             Outstanding at April 24, 1998
--------------------------------------------------------------------------
Common stock, no par value                12,695,876


(This document contains 11 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page
Part I.        FINANCIAL INFORMATION


          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months ended
            March 31,1998 and 1997                            3

          Consolidated Balance Sheet
            March 31, 1998 and December 31,
            1997                                              4

          Statement of Consolidated Shareholders'
            Equity for the three months ended
            March 31,1998 and 1997                            5

          Statement of Consolidated Cash Flows
            for the three months ended March 31,
            1998 and 1997                                     6

          Notes to Consolidated Financial
            Statements                                       7-8


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and
                      Results of Operations                  9-10


Part II.  OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K            11

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                          THREE MONTHS ENDED

                                  MARCH 31, 1998   MARCH  31, 1997
                                  ---------------------------------

Revenues
 Commissions and fees                $47,977,728   $47,265,029
 Investment income                       375,805       378,402
 Other income                            344,380       269,405
                                     -----------   -----------
                                      48,697,913    47,912,836

Operating expenses
  Compensation and employee
    benefits                          24,796,899    24,969,374
  Other operating expenses            11,330,643    11,211,778
  Amortization of intangibles          1,937,231     2,130,018
  Interest expense                       563,749       517,718
                                     -----------   -----------
                                      38,628,522    38,828,888
                                     -----------   -----------

INCOME BEFORE INCOME TAXES            10,069,391     9,083,948

Income taxes                           4,123,848     3,677,232
                                     -----------   -----------

NET INCOME                           $ 5,945,543   $ 5,406,716
                                     ===========   ===========

NET INCOME PER COMMON SHARE:
  Basic                                    $0.47         $0.41
                                           =====         =====
  Diluted                                  $0.46         $0.40
                                           =====         =====




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                              MARCH 31,    DECEMBER 31,
                                                1998          1997
                                            ----------------------------
                    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                  $ 27,456,197  $ 22,314,860
 Investments                                   3,131,919     3,892,533
 Receivables:
   Premiums, less allowance for doubtful
     accounts of $2,329,000 and $2,299,000,
     respectively                             36,824,623    41,292,489
    Other                                      5,969,732     5,720,513
                                            ------------  ------------
                                              42,794,355    47,013,002

 Prepaid expenses and other current assets     3,078,514     3,612,523
                                            ------------  ------------
       TOTAL CURRENT ASSETS                   76,460,985    76,832,918

INVESTMENTS                                    4,431,000     5,030,000

PROPERTY AND EQUIPMENT (NET)                  11,298,330    11,762,080

INTANGIBLE ASSETS
 Expiration rights                            77,244,358    75,193,075
 Goodwill                                     34,065,712    33,411,145
 Noncompetition agreements                    12,043,688    11,636,847
                                            ------------  ------------
                                             123,353,758   120,241,067
Less accumulated amortization                 40,015,130    38,071,304
                                            ------------  ------------
                                              83,338,628    82,169,763
OTHER ASSETS                                   5,886,702     5,811,797
                                            ------------  ------------
                                            $181,415,645  $181,606,558
                                            ============  ============


 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Premiums payable to insurance companies    $ 63,878,708  $ 67,520,370
 Accounts payable and accrued expenses        11,248,164    10,925,646
 Premium deposits and credits due customers    8,874,222     7,752,502
 Current portion of long-term debt             2,147,236     2,074,788
                                            ------------  ------------
       TOTAL CURRENT LIABILITIES              86,148,330    88,273,306

LONG-TERM DEBT                                31,605,547    32,457,882

OTHER LONG-TERM LIABILITIES                    9,995,395     9,536,771

SHAREHOLDERS' EQUITY
 Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 12,732,623 and 12,813,023
     shares, respectively                     14,894,917    16,540,461
 Retained earnings                            38,771,456    34,798,138
                                            ------------  ------------
                                              53,666,373    51,338,599
                                            ------------  ------------
                                            $181,415,645  $181,606,558
                                            ============  ============



See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                    COMMON               RETAINED
                                     STOCK               EARNINGS
                                  -----------          ------------


Balance at January 1, 1998        $16,540,461          $34,798,138
   Issuance of 51,600 shares of
    Common Stock                      717,313
 Purchase of 132,000 shares of
     Common Stock                  (2,412,590)
 Payment of dividends
     ($.155 per share)                                  (1,972,225)
   Other                               49,733
   Net income                                            5,945,543
                                  ------------         ------------

Balance at March 31, 1998         $14,894,917          $38,771,456
                                  ============         ============


Balance at January 1, 1997        $25,266,279          $30,031,992
 Issuance of 28,205 shares of
     Common Stock                     338,100
 Purchase of 152,486 shares of
     Common Stock                  (2,059,051)
 Payment of dividends
     ($.155 per share)                                  (2,059,226)
   Other                              (60,987)
   Net income                                            5,406,716
                                  ------------         -----------

Balance at March 31, 1997         $23,484,341          $33,379,482
                                  ============        ============










See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                                        THREE MONTHS ENDED
                                                   MARCH 31, 1998     MARCH  31,1997
                                                  ----------------------------------
OPERATING ACTIVITIES
  Net income                                          $ 5,945,543      $ 5,406,716
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                     851,373          882,859
        Amortization of intangible assets               1,937,231        2,130,018
                                                      -----------      -----------
        Net income plus amortization and depreciation   8,734,147        8,419,593

        Provisions for losses on accounts receivable      118,845          221,460
        Gain on sale of assets                           (148,505)         (88,825)
        Changes in operating assets and liabilities
          net of effects from insurance agency
          acquisitions:
            Decrease in accounts receivable             4,102,365        4,285,297
            Decrease in prepaid expenses                  722,911          958,362
            Decrease in premiums payable to
               insurance companies                     (3,641,662)        (516,423)
             Increase in premium deposits and
               customer credits                         1,121,720        2,373,162
             Increase (decrease) in accounts payable
               and accrued expenses                       322,429         (439,868)
             Other operating activities                    18,551         (203,360)
                                                      -----------      -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                           11,350,801       15,009,398

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                         1,441,413          496,576
  Purchase of investments                                 (81,799)      (1,000,000)
  Purchase of property and equipment                     (760,048)        (501,616)
  Purchase of insurance agencies, net of
    cash acquired                                      (2,891,212)      (4,110,405)
  Proceeds from sale of assets                            499,361           92,868
  Other investing activities                               30,210           14,924
                                                      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                  (1,762,075)      (5,007,653)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                 --        1,000,000
  Principal payments on long-term debt                   (779,887)        (433,002)
  Proceeds from issuance of Common Stock                  717,313           38,100
  Repurchase of Common Stock                           (2,412,590)      (2,059,051)
  Dividends                                            (1,972,225)      (2,059,226)
                                                      -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                  (4,447,389)      (3,513,179)
                                                      -----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                   5,141,337        6,488,566
  Cash and cash equivalents at beginning of
    Period                                             22,314,860       19,774,374
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                              $27,456,197      $26,262,940
                                                      ===========      ===========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1998

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

NOTE C--ACQUISITIONS

During the first three months of 1998, the Company acquired certain assets and liabilities of one insurance agency for $700,000 in a purchase accounting transaction. Proforma revenues and net income are not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1998

(UNAUDITED)

NOTE D-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.



                                                        THREE  MONTHS ENDED
                                                   March 31,1998    March 31, 1997
                                                 ---------------------------------
Numerator for basic and dilutive net income
   per share - net income                           $  5,945,543     $  5,406,716
                                                    ============     ============

Denominator
  Weighted average shares                             12,769,257       13,313,423
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                           10,101           27,523
                                                    ------------     ------------
  Denominator for basic net income per share          12,779,358       13,340,946
  Dilutive potential common shares ---
    employee stock options                               206,740           22,585
                                                    ------------     ------------
  Denominator for diluted net income per
    share --- adjusted weighted average
    shares and assumed conversions                    12,986,098       13,363,531
                                                    ============     ============

Net Income per Common Share:
  Basic                                                    $0.47            $0.41
                                                           =====            =====
  Diluted                                                  $0.46            $0.40
                                                           =====            =====



           HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended March 31, 1998, commissions and fees were $48.0 million, an increase of 1.5% from commissions and fees of $47.3 million during the comparable period of the prior year. Approximately $1.1 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was in part offset by decreases of approximately $2.3 million from the sale of certain offices and accounts in 1997. Commissions and fees from operations owned during both periods increased 4.8%. Investment and other income was comparable to the same period of the prior year.

Expenses decreased by $0.2 million or 0.5%. Decreases relate to the impact of certain offices sold in 1997 and consulting fees in 1997 related to the Company's Strategic Plan, offset in part by the impact of acquisitions.

The  Company's overall tax rate of 41% for the three months ended
March  31, 1998,  was relatively comparable to the rate of  40.5%
for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 1998 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1998.

Liquidity and Capital Resources:

Net cash provided by operations totaled $11.4 million and $15.0 million for the three months ended March 31, 1998 and 1997, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Cash expenditures for the acquisition of property and equipment were $0.8 million and $0.5 million for the three months ended March 31, 1998 and 1997, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $2.9 million and $4.1 million in the three months ended March 31, 1998 and 1997, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $0.5 million and $0.1 million in the three months ended March 31, 1998 and 1997, respectively. The Company did not have any material capital expenditure commitments as of March 31, 1998.

Financing activities utilized cash of $4.4 million and $3.5 million in the three months ended March 31, 1998 and 1997, respectively, as the Company made scheduled debt repayments and paid its dividend. In addition, during the three months ended March 31, 1998 and 1997, the Company repurchased 132,000 and 152,486, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 591,000 shares and expects to continue to repurchase shares during the remainder of 1998. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $30.0 million under loans due through 2001. At March 31, 1998, there were loans of $30.0 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.89 to 1.00 as of March 31, 1998. Shareholders' equity of $53.7 million at March 31, 1998, is improved from $51.3 million at December 31, 1997, and the debt to equity ratio of
0.59 to 1.00 is decreased from the ratio at December 31, 1997  of
0.63 to 1.00 due to net income offset by the impact of the aforementioned purchase of Common Stock of the Company.

The   Company  believes  that  cash  generated  from  operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

                  PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     a) No reports on Form 8-K have been filed during the three months ended March 31, 1998.


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Hilb, Rogal and Hamilton Company
                                        --------------------------------
                                              (Registrant)


Date  April, 29, 1998                   By: /s/  Andrew L. Rogal
                                            President and Chief Executive
                                              Officer
                                            (Principal Executive Officer)



Date  April, 29, 1998                   By: /s/  Carolyn Jones
                                            Senior Vice President-Finance
                                           (Principal Financial Officer)



Date  April, 29, 1998                   By: /s/ Robert W. Blanton, Jr.
                                            Assistant Vice President and
                                             Controller
                                            (Chief Accounting Officer)