Form 10-Q
period 1998-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 1998-08-07
CIK 814898

1

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998               Commission file number  0-15981

                       HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)



              Virginia                               54-1194795
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

       P. O. Box 1220, Glen Allen, VA                  23060-1220
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                        Outstanding at July 31, 1998
Common stock, no par value                         12,216,237




(This document contains 12 pages)

                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX


                                                            Page


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and six months
            ended June 30,1998 and 1997                       3

          Consolidated Balance Sheet,
            June 30, 1998 and December
            31, 1997                                          4

          Statement of Consolidated Shareholders'
            Equity for the six months ended
            June 30, 1998 and 1997                            5

          Statement of Consolidated Cash Flows
            for the six months ended June
            30, 1998 and 1997                                 6

          Notes to Consolidated Financial
            Statements                                        7-8

          Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                          9-10

Part II.  OTHER INFORMATION

           Item  4.   Submission of Matters to a Vote of
                       Security Holders                       11

           Item  6.   Exhibits and Reports on Form 8-K        11

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                              JUNE 30, 1998     JUNE 30, 1997      JUNE  30, 1998    JUNE 30, 1997
                              --------------------------------------------------------------------

Revenues
  Commissions and fees        $43,054,132       $41,687,098        $91,031,861       $88,952,127
  Investment income               440,664           408,187            816,469           786,589
  Other                         2,428,765         2,227,834          2,773,145         2,497,239
                              -----------       -----------        -----------       -----------
                               45,923,561        44,323,119         94,621,475        92,235,955

Operating expenses
  Compensation and
   employee benefits           24,490,568        23,898,152         49,287,468        48,867,525
  Other operating expenses     11,404,623        11,708,930         22,735,267        22,920,709
  Amortization of intangibles   1,959,477         2,095,691          3,896,708         4,225,710
  Interest expense                535,312           514,452          1,099,061         1,032,170
                              -----------       -----------        -----------       -----------
                               38,389,980        38,217,225         77,018,504        77,046,114
INCOME BEFORE
  INCOME TAXES                  7,533,581         6,105,894         17,602,971        15,189,841

Income taxes                    3,087,984         2,568,823          7,211,833         6,246,054
                              -----------       -----------        -----------       -----------
  NET INCOME                  $ 4,445,597       $ 3,537,071        $10,391,138       $ 8,943,787
                              ===========       ===========        ===========       ===========

NET INCOME PER
  COMMON SHARE:
  Basic                             $0.35            $0.27               $0.82            $0.67
                                    =====            =====               =====            =====
  Dilutive                          $0.35            $0.27               $0.80            $0.67
                                    =====            =====               =====            =====












See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                              JUNE 30,         DECEMBER 31,
                                                1998              1997
                                          ---------------------------------
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                $ 28,144,592       $ 22,314,860
  Investments                                 2,509,086          3,892,533
  Receivables:
    Premiums, less allowance for doubtful
     accounts of $2,363,000 and
     $2,299,000, respectively                40,656,327         41,292,489
    Other                                     6,204,389          5,720,513
                                           ------------       ------------
                                             46,860,716         47,013,002
  Prepaid expenses and other current
    assets                                    2,449,990          3,612,523
                                           ------------       ------------
           TOTAL CURRENT ASSETS              79,964,384         76,832,918

INVESTMENTS                                   4,491,383          5,030,000

PROPERTY AND EQUIPMENT (NET)                 11,303,758         11,762,080

INTANGIBLE ASSETS
  Expiration rights                          77,315,801         75,193,075
  Goodwill                                   35,029,516         33,411,145
  Noncompetition agreements                  12,067,594         11,636,847
                                           ------------       ------------
                                            124,412,911        120,241,067
  Less accumulated amortization              41,772,790         38,071,304
                                           ------------       ------------
                                             82,640,121         82,169,763
OTHER ASSETS                                  5,419,956          5,811,797
                                           ------------       ------------
                                           $183,819,602       $181,606,558
                                           ============       ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies  $ 68,349,289       $ 67,520,370
  Accounts payable and accrued expenses      13,774,682         10,925,646
  Premium deposits and credits due
    customers                                 7,379,501          7,752,502
  Current portion of long-term debt           2,125,332          2,074,788
                                           ------------       ------------
          TOTAL CURRENT LIABILITIES          91,628,804         88,273,306

LONG-TERM DEBT                               31,598,133         32,457,882

OTHER LONG-TERM LIABILITIES                  10,032,807          9,536,771

SHAREHOLDERS' EQUITY
  Common Stock, no par value; authorized
    50,000,000 shares; outstanding
    12,434,137 and 12,813,023 shares,
    respectively                              9,352,650         16,540,461
  Retained earnings                          41,207,208         34,798,138
                                           ------------       ------------
                                             50,559,858         51,338,599
                                           ------------       ------------
                                           $183,819,602       $181,606,558
                                           ============       ============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                           Common Stock      Retained Earnings
                                           ------------      -----------------

Balance at January 1, 1998                 $16,540,461         $34,798,138
  Issuance of  98,014 shares
    of Common Stock                          1,251,975
  Purchase of  476,900 shares of
    Common Stock                            (8,270,524)
  Payment of dividends ($.315 per share)                        (3,982,068)
  Other                                       (169,262)
  Net income                                                    10,391,138
                                           ------------        ------------

Balance at June 30, 1998                   $ 9,352,650         $41,207,208
                                           ============        ============

Balance at January 1, 1997                 $25,266,279         $30,031,992
  Issuance of 29,796 shares
    of Common Stock                            354,941
  Purchase of 349,564 shares
    of Common Stock                         (5,217,649)
  Payment of dividends ($.31 per share)                         (4,032,337)
  Other                                        (46,778)
  Net income                                                     8,943,787
                                           ------------        ------------
Balance at June 30, 1997                   $20,356,793         $34,943,442
                                           ============        ============



















See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                                          SIX MONTHS ENDED

                                                  JUNE 30, 1998        JUNE 30, 1997
                                                 ------------------------------------

OPERATING ACTIVITIES
  Net income                                       $10,391,138          $  8,943,787
    Adjustments to reconcile net income
     to net cash  provided by operating
     activities:
     Depreciation and  amortization                  1,730,591             1,806,860
     Amortization of intangible                      3,896,708             4,225,709
                                                   ___________          ____________
     Net income plus amortization and
      depreciation                                  16,018,437            14,976,356

     Provision for losses on
      accounts receivable                              244,181               392,271
      Gain on sale of assets                        (2,321,176)           (2,078,405)
      Changes in operating assets and
       liabilities net of effects from
       insurance agency acquisitions and
       dispositions:
        (Increase) decrease in accounts receivable     (89,333)            2,011,244
        Decrease in prepaid expenses                 1,351,435             1,475,525
        Increase in premiums payable to insurance
         companies                                     828,919             2,890,969
        Increase (decrease) in premium deposits
         and  credits                                 (373,001)            1,546,610
        Increase (decrease) in accounts payable
         and accrued expenses                        1,376,447              (168,433)
        Other operating activities                     313,528              (137,076)
                                                   ___________          ____________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                        17,349,437            20,909,061

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                      2,230,206             2,283,930
  Purchase of investments                             (308,141)           (2,389,131)
  Purchase of property and equipment                (1,645,065)           (1,180,969)
  Purchase of insurance agencies,
   net of cash acquired                             (4,248,804)           (5,445,618)
  Proceeds from sale of assets                       4,241,526             2,106,300
  Other investing activities                            20,396               113,879
                                                   ___________          ____________
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                 290,118            (4,511,609)
FINANCING ACTIVITIES
  Proceeds from long-term debt                              --             1,000,000
  Principal payments on long-term debt                (809,205)             (714,454)
  Proceeds from issuance of Common Stock             1,251,975                54,941
  Repurchase of Common Stock                        (8,270,524)           (5,217,649)
  Dividends                                         (3,982,069)           (4,032,337)
                                                   ___________          ____________
NET CASH USED IN FINANCING ACTIVITIES              (11,809,823)           (8,909,499)
                                                   ___________          ____________
INCREASE IN CASH AND CASH EQUIVALENTS                5,829,732             7,487,953
  Cash and cash equivalents at beginning of period  22,314,860            19,774,374
                                                   ___________          ____________
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                           $28,144,592          $ 27,262,327
                                                   ===========          ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1998

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

NOTE C--ACQUISITIONS

During the first six months of 1998, the Company acquired certain assets and liabilities of one insurance agency for $700,000 in a purchase accounting transaction. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the six months ended June 30, 1998 and 1997, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,321,000 and $2,078,000, respectively, including $2,173,000 and $1,990,000 in the second quarters of 1998 and 1997, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1998

(UNAUDITED)

NOTE E-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.


                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              June  30, 1998   June 30, 1997   June 30, 1998  June 30, 1997
                                              -------------------------------------------------------------
Numerator for basic and dilutive net income
  per share - net income                      $ 4,445,597      $ 3,537,071     $10,391,138     $ 8,943,787
                                              ===========      ===========     ===========     ===========
Denominator
  Weighted average shares                      12,651,328       13,166,333      12,710,292      13,239,878

  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                    12,000           22,059          11,051          24,791
                                              ___________     ____________     ___________    ____________
  Denominator for basic net income per
    share                                      12,663,328       13,188,392      12,721,343      13,264,669
  Effect of dilutive securities
    Employee stock options                        156,873           44,061         181,807          33,323
    Contingent stock - acquisitions                17,320              970           8,660             485
                                              ___________     ____________     ___________    ____________
  Dilutive potential common shares                174,193           45,031         190,467          33,808
                                              ___________     ____________     ___________    ____________
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions             12,837,521       13,233,423      12,911,810      13,298,477
                                              ===========     ============     ===========    ============
Net Income per Common Share:
  Basic                                             $0.35            $0.27           $0.82           $0.67
                                                    =====            =====           =====           =====
  Diluted                                           $0.35            $0.27           $0.80           $0.67
                                                    =====            =====           =====           =====









        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For   the   three  months  ended  June  30,  1998  commissions   and   fees
were  $43.1  million,  an  increase  of  3.3%  from  commissions  and  fees
of   $41.7  million  during  the  comparable  period  of  the  prior  year.
Approximately   $1.6  million  of  core  commissions  were   derived   from
purchase   acquisitions   of  new  insurance   agencies.    This   increase
was   offset   by  decreases  of  approximately  $1.7  million   from   the
sale  of  certain  offices  and  accounts  in  1998  and  1997.   Excluding
the   effect  of  acquisitions  and  dispositions,  commissions  and   fees
from operations owned during both periods increased 3.7%.

Investment  income  was  comparable  to  the  same  period  of  the   prior
year.   Other  income  increased  $0.2  million  or  9.0%  from  the  prior
year   primarily   due   to  $2.2  million  in  gains  from   divestitures,
including  the  sale  of  substantially all  of  the  assets  of  the  Fort
Lauderdale,   Florida   office  during  June  1998,   compared   with   net
gains  of  $2.0  million  a  year earlier,  including  gains  on  the  sale
of    substantially   all   of   the   assets   of   the   Orange   County,
California and Charlottesville, Virginia offices.

Expenses   increased   by   $0.2  million  or  0.5%.    Increases   include
$0.6   million   in   compensation  and  benefits  primarily   related   to
purchase   acquisitions   of   new   insurance   agencies   and   increased
earnings,   offset  in  part  by  decrease  from  the   sale   of   certain
offices   and   accounts  in  1998  and  1997.  Other  operating   expenses
and    amortization    of   intangibles   decreased   approximately    $0.3
million   and   $0.1   million,  respectively,   primarily   due   to   the
impact   of   dispositions   in   1997   and   consulting   fees   totaling
$550,000 in 1997, associated with the Company's strategic plan.

The   Company's  overall  tax  rate  for  the  three  months   ended   June
30,   1998   was  41.0%,  relatively  comparable  to  the  rate  of   42.1%
for the same period of the prior year.

For  the  six  months  ended  June  30, 1998,  commissions  and  fees  were
$91.0   million,  an  increase  of  2.3%  from  commissions  and  fees   of
$89.0   million   during  the  comparable  period  of   the   prior   year.
Approximately   $2.7  million  of  core  commissions  were   derived   from
purchase   acquisitions   of  new  insurance   agencies.    This   increase
was   offset   by  decreases  of  approximately  $4.1  million   from   the
sale    of    certain   offices   and   accounts   in   1997   and    1998.
Commissions   and   fees,  excluding  the  effect   of   acquisitions   and
dispositions,   from  operations  owned  during  both   periods   increased
4.2%.

Investment   and  other  income  increased  $0.3  million  or   9.3%   from
the   prior   year  primarily  due  to  the  net  impact  of   nonrecurring
gains from the sale of assets.

Expenses    remained    relatively   level    with    the    prior    year.
Decreases   relate  to  the  impact  of  certain  offices  sold   in   1997
and   consulting  fees  of  $850,000  in  1997  related  to  the  Company's strategic plan were offset by the impact of acquisitions.

The  Company's  overall  tax  rate  of  41.0%  for  the  six  months  ended
June   30,   1998,   was  relatively  comparable  to  the  rate  of   41.1%
for the same period of the prior year.

The    timing    of   contingent   commissions,   policy    renewals    and
acquisitions  may  cause  revenues,  expenses  and  net  income   to   vary
significantly   from   quarter   to  quarter.    As   a   result   of   the
factors   described   above,  operating  results   for   the   six   months
ended   June  30,  1998  should  not  be  considered  indicative   of   the
results   that  may  be  expected  for  the  entire  year  ending  December
31, 1998.

Liquidity and Capital Resources:

Net   cash   provided  by  operations  totaled  $17.3  million  and   $20.9
million   for   the   six   months  ended   June   30,   1998   and   1997,
respectively,   and  is  primarily  dependent  upon  the  timing   of   the
collection   of   insurance   premiums  from   clients   and   payment   of
those premiums to the appropriate insurance underwriters.

The     Company    has    historically    generated    sufficient     funds
internally    to   finance   capital   expenditures   for   property    and
equipment.    Cash  expenditures  for  the  acquisition  of  property   and
equipment   were  $1.6  million  and  $1.2  million  for  the  six   months
ended  June  30,  1998  and  1997,  respectively.  The  timing  and  extent
of   the   purchase  and  sale  of  investments  is  dependent  upon   cash
needs   and   yields   on  alternate  investments  and  cash   equivalents.
The    purchase   of   insurance   agencies   accounted   for   under   the
purchase   method  of  accounting  utilized  cash  of  $4.2   million   and
$5.4   million   in  the  six  months  ended  June  30,  1998   and   1997,
respectively.     Cash    expenditures   for    such    insurance    agency
acquisitions   have   been   primarily  funded   through   operations   and
long-term   borrowings.    In  addition,  a   portion   of   the   purchase
price   in  such  acquisitions  may  be  paid  through  Common  Stock   and
deferred   cash  payments.   Cash  proceeds  from  the  sale  of   accounts
and  other  assets  amounted  to  $4.2 million  and  $2.1  million  in  the
six   months   ended   June   30,  1998  and   1997,   respectively.    The
Company   did   not  have  any  material  capital  expenditure  commitments as of June 30, 1998.

Financing   activities   utilized  cash   of   $11.8   million   and   $8.9
million   in   the   six   months   ended   June   30,   1998   and   1997,
respectively.    The   Company  has  consistently   made   scheduled   debt
payments   and   annually  increased  its  dividend  rate.   In   addition,
during   the  six  months  ended  June  30,  1998  and  1997,  the  Company
repurchased   476,900   and   349,564,   respectively,   shares   of    its
Common   Stock   under  a  stock  repurchase  program.   The   Company   is
currently   authorized  to  purchase  an  additional  241,180  shares   and
expects   to  continue  to  repurchase  shares  during  the  remainder   of
1998.    The   Company  anticipates  the  continuance   of   its   dividend
policy.    The   Company   has   a   bank  credit   agreement   for   $30.0
million   under  loans  due  through  2001.   At  June  30,   1998,   there
were loans of $30.0 million outstanding under the agreement.

The   Company   had   a   current   ratio  (current   assets   to   current
liabilities)   of  0.87  to  1.00  as  of  June  30,  1998.   Shareholders'
equity  of  $50.6  million  at  June 30,  1998,  is  decreased  from  $51.3
million  at  December  31,  1997.   The  debt  to  equity  ratio  of   0.62
to  1.00  is  decreased  from  the ratio  at  December  31,  1997  of  0.63
to   1.00   due   to   net   income   offset   by   the   impact   of   the
aforementioned purchase of Common Stock of the Company.

The    Company    believes   that   cash   generated    from    operations,
together   with   proceeds  from   borrowings,  will   provide   sufficient
funds to meet the Company's short and long-term funding needs.





                  PART II - OTHER INFORMATION

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   The   Annual   Meeting   of  Shareholders  (the   "Meeting")   of
          Hilb,   Rogal   and   Hamilton  Company   (the   "Company")   was
          held on Tuesday, May 5, 1998.

     c)   The    Shareholders    voted   for   the    election    of    the
          following   persons  to  serve  as  directors  of   the   Company
          for   the  terms  of  three  (3)  years  expiring  on  the   date
          of   the   Annual   Meeting  in  2001.   The   results   of   the
          voting in these elections are set forth below.
                             Votes      Votes     Votes    Non-
                              For      Against   Withheld   Votes

          J. S. M. French   10,746,128       0   668,215  1,268,680
          Robert S. Ukrop   10,797,717       0   616,626  1,268,680
          Anthony F. Markel 11,204,730       0   209,613  1,268,680

          At   the  Meeting,  the  shareholders  voted  for   the
          appointment  of  Ernst & Young, LLP as the  independent
          auditors  for  the Company for the fiscal  year  ending
          December 31, 1998.  The results of the voting  of  this
          proposal are set forth below.

                             Votes      Votes     Votes      Non-
                              For      Against   Abstained   Votes
                          11,355,128   56,335     2,880      1,268,680

          At the Meeting, the shareholders voted for the approval
          of  the  Non-employee Directors Stock  Incentive  Plan,
          which  had  previously been adopted by the Board.   The
          results  of the voting of this proposal are  set  forth
          below:

                             Votes      Votes     Votes      Non-
                              For      Against   Abstained   Votes
                          10,413,346   469,486    531,511    1,268,680

          No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are included herein:

      a)    Exhibit - 10.1 Non-employee Directors Stock Incentive
Plan

     b) No reports on Form 8-K have been filed during the six months ended June 30, 1998.


                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hilb,Rogal and Hamilton Company
                                              (Registrant)


Date      August 7, 1998           By:     /s/  Andrew L. Rogal
                                          President and Chief Executive
                                          Officer
                                          (Principal Executive Officer)



Date     August 7, 1998            By:    /s/  Carolyn Jones
                                          Senior Vice President-Finance
                                          (Principal Financial Officer)



Date      August 7, 1998           By:    /s/  Robert W. Blanton, Jr.
                                          Vice President and Controller
                                          (Chief Accounting Officer)


