Form 10-Q
period 1998-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 1998-11-13
CIK 814898

1

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998            Commission file number  0-15981

              HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)



              Virginia                               54-1194795
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

       P. O. Box 1220, Glen, Allen, VA               23060-1220
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding at October 31, 1998
Common stock, no par value                        12,139,676




(This document contains 14 pages)
                HILB, ROGAL AND HAMILTON COMPANY
                             INDEX

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Statement of Consolidated Income
            for the three months and nine months
            ended September 30,1998 and  1997               3

          Consolidated Balance Sheet,
            September 30, 1998 and December
            31, 1997                                        4

          Statement of Consolidated Shareholders'
            Equity for the nine months ended
            September 30, 1998 and 1997                     5

          Statement of Consolidated Cash Flows
            for the nine months ended September
            30, 1998 and 1997                               6

          Notes to Consolidated Financial
            Statements                                    7-9

          Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                     10-13

Part II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K         14

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                              THREE MONTHS ENDED             NINE MONTHS ENDED
                          SEPT. 30, 1998    SEPT. 30, 1997   SEPT. 30, 1998    SEPT. 30, 1997
                         --------------------------------------------------------------------
Revenues
  Commissions and fees     $43,204,884        $40,800,479     $134,236,744      $129,752,606
  Investment income            387,316            473,621        1,203,785         1,260,210
  Other                        407,858            575,409        3,181,003         3,072,648
                           -----------        -----------     ------------      ------------
                            44,000,058         41,849,509      138,621,532       134,085,464

Operating expenses
  Compensation and
    employee benefits       24,375,114         23,696,665       73,662,581        72,564,190
  Other operating expenses  11,818,541         11,212,453       34,553,807        34,133,162
  Amortization of
    intangibles              1,964,146          1,992,481        5,860,854         6,218,190
  Interest expense             533,085            486,627        1,632,147         1,518,797
                           -----------        -----------     ------------       -----------
                            38,690,886         37,388,226      115,709,389       114,434,339
                           -----------        -----------     ------------       -----------
INCOME BEFORE
  INCOME TAXES               5,309,172          4,461,283       22,912,143        19,651,125

Income taxes                 2,207,695          1,894,996        9,419,527         8,141,050
                           -----------        -----------     ------------       -----------

  NET INCOME               $ 3,101,477        $ 2,566,287      $13,492,616       $11,510,075
                           ===========        ===========     ============       ===========

  NET INCOME PER
    COMMON SHARE:
    Basic                        $0.25              $0.20            $1.07             $0.87
                                 =====              =====            =====             =====
    Diluted                      $0.25              $0.19            $1.06             $0.87
                                 =====              =====            =====             =====













See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)
                                             SEPTEMBER 30,         DECEMBER 31,
                                                  1998                1997
                                          -------------------------------------
               ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $  22,552,980         $  22,314,860
  Investments                                 3,629,756             3,892,533
  Receivables:
    Premiums, less allowance for
     doubtful accounts of
     $1,660,000 and $2,299,000,
     respectively                            46,318,168            41,292,489
    Other                                     8,646,389             5,720,513
                                          -------------          ------------
                                             54,964,557            47,013,002
  Prepaid expenses and other current
    assets                                    3,423,911             3,612,523
                                          -------------          ------------
            TOTAL CURRENT ASSETS             84,571,204            76,832,918

INVESTMENTS                                   2,935,986             5,030,000

PROPERTY AND EQUIPMENT (NET)                 11,391,619            11,762,080

INTANGIBLE ASSETS
  Expiration rights                          77,784,940            75,193,075
  Goodwill                                   34,890,714            33,411,145
  Noncompetition agreements                  12,079,974            11,636,847
                                           ------------          ------------
                                            124,755,628           120,241,067
  Less accumulated amortization              43,345,200            38,071,304
                                           ------------          ------------
                                             81,410,428            82,169,763
OTHER ASSETS                                  6,133,346             5,811,797
                                           ------------          ------------
                                           $186,442,583          $181,606,558
                                           ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies  $ 70,655,347          $ 67,520,370
  Accounts payable and accrued expenses      14,081,844            10,925,646
  Premium deposits and credits
   due customers                              7,303,338             7,752,502
  Current portion of long-term debt           2,004,476             2,074,788
                                           ------------          ------------
                TOTAL CURRENT LIABILITIES    94,045,005            88,273,306

LONG-TERM DEBT                               36,590,960            32,457,882

OTHER LONG-TERM LIABILITIES                   9,938,580             9,536,771

SHAREHOLDERS' EQUITY
  Common Stock, no par value; authorized
    50,000,000 shares; outstanding
    12,137,854 and 12,813,023 shares,
    respectively                              3,502,929            16,540,461
  Retained earnings                          42,365,109            34,798,138
                                           ------------          ------------
                                             45,868,038            51,338,599
                                           ------------          ------------
                                           $186,442,583          $181,606,558
                                           ============          ============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                    Common Stock        Retained Earnings
                                    -------------------------------------

Balance at January 1, 1998          $ 16,540,461           $34,798,138
  Issuance of 135,611 shares of
    Common Stock                       1,704,521
  Purchase of 810,780 shares of
    Common Stock                     (14,307,508)
  Payment of dividends                                      (5,925,645)
  Other                                 (434,545)
  Net income                                                13,492,616
                                    ------------           -----------
Balance at September 30, 1998       $  3,502,929           $42,365,109
                                    ============           ===========

Balance at January 1, 1997          $ 25,266,279           $30,031,992
  Issuance of 108,396 shares of
    Common Stock                       1,440,066
  Purchase of 568,164 shares of
    Common Stock                      (8,892,550)
  Payment of dividends                                      (6,036,115)
  Other                                  (57,280)
  Net income                                                11,510,075
                                    ------------           -----------
Balance at September 30, 1997       $ 17,756,515           $35,505,952
                                    ============           ===========







See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                    NINE MONTHS ENDED

                                         SEPT. 30, 1998         SEPT. 30, 1997
                                        --------------------------------------
OPERATING ACTIVITIES
  Net income                             $ 13,492,616           $ 11,510,075
  Adjustments to reconcile net
   income to net cash
   provided by operating activities:
      Depreciation and amortization         2,617,589              2,711,765
      Amortization of intangible assets     5,860,854              6,218,190
                                         ------------           ------------
      Net income plus amortization
        and depreciation                   21,971,059             20,440,030

      Provision for losses on
        accounts receivable                   370,025                578,624
      Gain on sale of assets               (2,505,644)            (2,379,824)
      Changes in operating assets
       and liabilities net of
       effects from insurance
       agency acquisitions and
       dispositions:
        Increase in accounts receivable    (8,319,017)               (60,371)
        Decrease in prepaid expenses          377,514                332,614
        Increase in premiums payable
         to insurance companies             3,134,977              2,780,618
        Increase (decrease) in
         premium deposits and  credits       (449,164)               882,145
        Increase in accounts payable
         and accrued expenses               1,683,609                701,111
          Other operating activities         (741,376)             1,603,381
                                         ------------           ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               15,521,983             24,878,328

INVESTING ACTIVITIES
  Proceeds from maturities of held-
   to-maturity investments                  2,890,604              4,376,174
  Purchase of investments                    (533,815)            (2,414,012)
  Purchase of property and equipment       (2,628,082)            (1,589,070)
  Purchase of insurance agencies,
   net of cash acquired                    (4,983,257)            (7,274,617)
  Proceeds from sale of assets              4,434,152              5,778,635
  Other investing activities                    2,401                114,169
                                         ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES        (817,997)            (1,008,721)

FINANCING ACTIVITIES
  Proceeds from long-term debt              7,000,000              3,004,220
  Principal payments on long-term debt     (2,937,234)            (3,775,697)
  Repurchase of Common Stock              (14,307,508)            (8,892,550)
  Dividends                                (5,925,645)            (6,036,115)
  Other                                     1,704,521                640,066
                                         ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES     (14,465,866)           (15,060,076)
                                         ------------           ------------
INCREASE IN CASH AND CASH EQUIVALENTS         238,120              8,809,531
  Cash and cash equivalents at
   beginning of period                     22,314,860             19,774,374
                                         ------------           ------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                 $ 22,552,980           $ 28,583,905
                                         ============           ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1998

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE B--ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the new Statement will have a significant effect on earnings or financial position of the Company.

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

NOTE D--ACQUISITIONS

During the first nine months of 1998, the Company acquired certain assets and liabilities of one insurance agency for $700,000 in a purchase accounting transaction. Proforma revenues and net income are not material to the consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1998

(UNAUDITED)

NOTE E--SALE OF ASSETS

During the nine months ended September 30, 1998 and 1997, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,506,000 and $2,380,000, respectively, including $185,000 and $301,000 in the third quarters of 1998 and 1997, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE F--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.




                                  THREE  MONTHS ENDED                  NINE MONTHS ENDED
                           Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                           --------------------------------------------------------------------
Numerator for basic and
 dilutive net income
  per share -- net income   $ 3,101,477       $ 2,566,287        $13,492,616      $11,510,075
                            ===========       ===========        ===========      ===========

Denominator
  Weighted average shares    12,239,629        12,964,842         12,553,405       13,148,200
  Effect of guaranteed
   future shares to be
   issued in connection
   with an agency
   acquisition                    9,934            20,408             10,678           23,330
                            -----------       -----------        -----------      -----------
  Denominator for basic
   net income per share      12,249,563        12,985,250         12,564,083       13,171,530
  Effect of dilutive
   securities:
    Employee stock options      186,294           156,391            183,303           74,346
    Contingent stock -
     acquisitions                79,470            53,247             32,263           18,072
                            -----------        ----------         ----------      -----------
  Dilutive potential
   common shares                265,764           209,638            215,566           92,418
                            -----------        ----------         ----------      -----------
  Denominator for diluted
   net income per
    share -- adjusted
    weighted average
    shares and assumed
    conversions              12,515,327        13,194,888         12,779,649      13,263,948
                            ===========       ===========        ===========     ===========

Net Income Per Common Share:

  Basic                           $0.25             $0.20              $1.07           $0.87
  Diluted                         =====             =====              =====           =====
                                  $0.25             $0.19              $1.06           $0.87
                                  =====             =====              =====           =====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1998

(UNAUDITED)

NOTE G--SUBSEQUENT EVENTS

Subsequent to September 30, 1998, the Company acquired certain assets and liabilities of four insurance agencies for $7,337,000 ($3,025,000 in cash, $3,312,000 in guaranteed future payments and 113,935 shares of Common Stock) in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

        HILB, ROGAL AND HAMILTON COMPANY (THE "COMPANY")
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

For the three months ended September 30, 1998 commissions and fees were $43.2 million, an increase of 5.9% from commissions and fees of $40.8 million during the comparable period of the prior year. Approximately $1,531,000 of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1,167,000 from the sale of certain offices and accounts in 1998 and 1997. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 5.3%.

Investment income decreased $0.1 million or 18.2% due to a decrease in invested assets due to expenditures made under the Company's stock repurchase and agency acquisition programs. Other income decreased $0.2 million or 29.1% from the prior year primarily due to nonrecurring gains from the sale of assets in 1997.

Expenses increased by $1.3 million or 3.5%. Increases include $0.7 million in compensation and benefits and $0.6 million in other operating expenses primarily related to purchase acquisitions of new insurance agencies and increased earnings, offset in part by decreases from the sale of certain offices and accounts in 1998 and 1997.

The  Company's  overall  tax  rate for  the  three  months  ended
September 30, 1998 was 41.6%, relatively comparable to the rate of 42.5% for the same period of the prior year.

For the nine months ended September 30, 1998, commissions and fees were $134.2 million, an increase of 3.5% from commissions and fees of $129.8 million during the comparable period of the prior year. Approximately $4.4 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $5.5 million from the sale of certain offices and accounts in 1997 and 1998. Commissions and fees, excluding the effect of acquisitions and dispositions, from operations owned during both periods increased 4.5%.

Investment and other income increased $0.1 million or 1.2% from the prior year primarily due to the net impact of nonrecurring gains from the sale of assets.

Expenses remained relatively level with the prior year. Increases relate to increased earnings and purchase acquisitions on new insurance agencies offset by the impact of certain offices sold in 1998 and 1997 and consulting fees of $1.0 million in 1997 related to the Company's strategic plan.

The Company's overall tax rate of 41.1% for the nine months ended
September 30, 1998 was relatively comparable to the rate of 41.4% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 1998 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1998.

Liquidity and Capital Resources:

Net cash provided by operations totaled $15.5 million and $24.9 million for the nine months ended September 30, 1998 and 1997, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The   Company   has   historically  generated  sufficient   funds
internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $2.6 million and $1.6 million for the nine months ended September 30, 1998 and 1997, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $5.0 million and $7.3 million in the nine months ended September 30, 1998 and 1997, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $4.4 million and
$5.8 million in the nine months ended September 30, 1998 and 1997, respectively. The Company did not have any material capital expenditure commitments as of September 30, 1998.

Financing  activities utilized cash of $14.5  million  and  $15.1 million in the nine months ended September 30, 1998 and 1997, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 1998 and 1997, the Company repurchased 810,780 and 568,164 shares, respectively, of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 1,012,000 shares and expects to continue to repurchase shares during the remainder of 1998. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $40.0 million under loans due through 2003. At September 30, 1998, there were loans of $35.0 million outstanding under the agreement.

The  Company  had  a  current ratio (current  assets  to  current liabilities) of 0.90 to 1.00 as of September 30, 1998. Shareholders' equity of $45.9 million at September 30, 1998, is decreased from $51.3 million at December 31, 1997 and the debt to equity ratio of 0.80 to 1.00 at September 30, 1998 is increased from the ratio of 0.63 to 1.00 at December 31, 1997 due to net income offset by the impact of the aforementioned purchase of Common Stock of the Company and an increase in borrowings under the bank credit agreement used for the repurchase of Common Stock and insurance agency acquisitions.

The   Company  believes  that  cash  generated  from  operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

Impact of Year 2000:

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could result in a system failure or miscalculations causing disruption of operations, and could conceivably have a material adverse effect on the Company.

Management is monitoring a program to evaluate external software relationships and ready its computer systems for the year 2000. As part of this process, the Company has received compliance statements from its agency management system vendors and completed an assessment of its software and computer hardware systems. As a result, the Company is upgrading or replacing portions of its existing software and hardware that were not year 2000 compliant. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. Once modifications and replacements are in place, the Company will be testing the systems for compliance. The Company plans to substantially complete the required software replacements in 1998. Hardware replacements are expected to be completed during 1999. The Company is also assessing any systems that may contain embedded chips or microcontrollers, such as elevators, office equipment, telephones or security systems. This assessment should be completed by early 1999 with replacements or upgrades and accompanying testing to occur during the remainder of 1999.

The Company is also evaluating insurance carriers, financial institutions and other third party vendors. This process is expected to be complete by early 1999. Determining the year 2000 readiness of external parties requires the collection of compliance statements made by those parties, together with factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not available or is not reliable.

In assessing the material risks to the Company's business arising from the year 2000 problem, the Company considers the year 2000 readiness of agency management system vendors, insurance carriers, financial institutions and other third parties (including public utilities and telecommunication service companies) to be the primary risk to its business. The loss of services from any one of these entities could disrupt operations and have a material adverse effect on the Company. The year 2000 readiness of third parties is substantially beyond the Company's knowledge and control, and there can be no assurances that the Company will not be adversely affected by the failure of a third party to adequately address the year 2000 problem.

The Company believes its planning efforts are adequate to address its year 2000 concerns. However, the Company is formulating contingency plans, where necessary, in an effort to be prepared should a year 2000 issue arise. These plans should be completed by mid-1999.

The Company currently estimates that the total costs for addressing the year 2000 issue, including the necessary enhancements, will be approximately $3.5 million. Software and hardware replacements are being capitalized, whereas, the costs associated with preparing for the year 2000 are expensed as incurred and are being funded with cash from operations. As of September 30, 1998, the Company had spent approximately $0.5 million. The Company does not expect the total cost of addressing the year 2000 issue with respect to its internal computer systems and hardware to be material to its consolidated financial condition or results of operations.

Forward-Looking Statements:

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements, including but not limited to statements regarding the impact of the year 2000 issue on the Company's business and operations, are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

                   PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit - 27 Financial Data Summary (electronic filing only)

     b) No reports on Form 8-K have been filed during the nine months ended September 30, 1998.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Hilb,   Rogal   and   Hamilton  Company
                                              (Registrant)


Date    November 13, 1998            By:     /s/  Andrew L. Rogal
                                     President and Chief Executive Officer
                                     (Principal   Executive Officer)



Date    November 13, 1998            By:    /s/  Carolyn Jones
                                     Senior Vice President-Finance
                                     (Principal Financial Officer)



Date    November 13, 1998            By:  /s/   Robert W. Blanton, Jr.
                                     Vice President and Controller
                                     (Chief Accounting Officer)