Form 10-K405
period 1998-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 1999-03-30
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 1998

                           COMMISSION FILE NO. 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)


                     Virginia                              54-1194795
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

                4235 Innslake Drive                          23060
               Glen Allen, Virginia                        (Zip Code)
     (Address of principal executive offices)


                                 (804) 747-6500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                   Name of Exchange on Which Registered
     Common Stock, no par value                   New York Stock Exchange


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

                                                     Yes   X   No
                                                         -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant.

                      $230,487,480 as of December 31, 1998

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at March 1, 1999
       Common Stock, no par value                            12,157,575

                       Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders (to be filed) are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.      BUSINESS

The Company

         Hilb, Rogal and Hamilton Company (the "Company"), through its network of wholly-owned subsidiary insurance agencies (the "Agencies"), places various types of insurance, including property, casualty, marine, aviation and employee benefits, with insurance underwriters on behalf of its clients. The Agencies operate 59 offices in 16 states. The Company's client base ranges from personal to large national accounts and is primarily comprised of middle market commercial and industrial accounts. Insurance commissions accounted for approximately 90% of the Company's total revenues in 1998. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 7% of revenues in 1998.

         The Company has historically grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 173 independent agencies. The Company's prior growth strategy emphasized acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships. Beginning in 1997, the Company began to pursue a more focused merger and acquisition strategy which is expected to continue in the future. This program is largely focused on acquisitions which fit into the strategic and regional plans and targets entities which provide a specialty or product expertise which can be exported throughout the Company.

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

         In the latter part of 1995, the Company created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The five U.S. regions are the Mid-Atlantic (Connecticut, Pennsylvania, Maryland and Virginia); Alabama/Georgia; Florida; Oklahoma/Texas and Western (Arizona, California, Colorado and

Michigan). Regional management of a sizable mass of coordinated and complementary resources has enabled each Agency to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

         The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. The Company derived in excess of 93% of its commission and fee revenue in 1998 from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to employee benefits and third party claims administration. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

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

         No material part of the Company's business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 1998, the largest single client accounted for approximately 1.3% of the Company's total revenues.

Operating History and Acquisition Program

         The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. From 1984 to March 1, 1999, a total of 173 agencies have been acquired. One hundred twenty-three of those agencies were acquired using the purchase method of accounting at a total purchase price of approximately $147.0 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common Stock. From November 1, 1988 to May 1, 1995, 50 agencies were acquired under the pooling-of-interests method of accounting in exchange for a total of approximately 8.1 million shares of Common Stock of the Company.

         The Company has substantial experience in acquiring insurance agencies. Each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company requires that the principals be subject to restrictive covenants, either in a Company prepared form or as an amendment of the existing contracts. Once the acquisition is consummated, the Company takes steps to introduce its procedures and protocols and to integrate the agency's systems and employees into the Company.

Recent Developments

         During 1998, the Company acquired six insurance agencies. See "Note K--Acquisitions" of the Notes to Consolidated Financial Statements beginning on page F-6 for a description of these acquisitions.

         Subsequent to December 31, 1998, the Company acquired certain assets and liabilities of one insurance agency for $2,244,000 ($1,450,000 in cash and $794,000 in guaranteed future payments) in a purchase accounting transaction. Pro forma revenues and net income are not material to the consolidated financial statements.

         On March 30, 1999, the Company announced the execution of a Stock Purchase Agreement with PM Holdings, Inc., Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III to acquire all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $49 million in cash, $32 million in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The acquisition is subject to regulatory approval and satisfaction of certain conditions to closing. The Company expects to fund the cash portion of the purchase price with a credit facility to be obtained in connection with the acquisition. The acquisition is expected to be completed during the second quarter of 1999 and will be accounted for using purchase accounting.

           American Phoenix Corporation reported total assets of $106.6 million as of December 31, 1998 and revenues of $72.9 million for the year then ended.

Competition

         The Company participates in a very competitive industry. It is a leading independent insurance agency system serving a wide variety of clients through its network of wholly-owned subsidiaries which operate 59 insurance agencies located in 16 states. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

         In some of the Agencies' cities, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of who may be larger than the Company's local Agency.

         The Company is also in competition with certain insurance companies which write insurance directly for their customers, and the banking industry, as well as self-insurance and other employer sponsored programs.

Employees

         As of December 31, 1998, the Company had approximately 1,610 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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


ITEM 2.      PROPERTIES

         Except as mentioned below, the Company leases its Agencies' offices. For information with respect to the Company's lease commitments see "Note G--Leases" of the Notes to Consolidated Financial Statements beginning on page F-6.

         At December 31, 1998, the Company owned buildings in Oklahoma City, Oklahoma; Fort Myers, Florida; and Victoria, Texas from which the Agencies in those cities operate. In addition, the Company owned a building in Charlottesville, Virginia.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant are as follows:

         Robert H. Hilb, 72, has been Chairman of the Company since 1991 and has been a director of the Company since 1982. He was Chief Executive Officer of the Company from 1991 to 1997 and was President of the Company from 1982 to 1995.

         Andrew L. Rogal, 50, has been Chief Executive Officer of the Company since 1997, and President of the Company since 1995 and has been a director of the Company since 1989. He was Chief Operating

Officer of the Company from 1995 to 1997. He was Executive Vice President of the Company from 1991 to 1995 and Senior Vice President of the Company from 1990 to 1991. He was Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1990 to 1995 and was President of this subsidiary from 1987 to 1993.

         Timothy J. Korman, 46, has been Executive Vice President, Finance and Administration since 1997. He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1995 to 1997, and was Senior Vice President and Treasurer of the Company from 1989 to 1995. He is a first cousin of Robert S. Ukrop, a director of the Company.

         Carolyn Jones, 43, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

         Walter L. Smith, 41, has been Vice President and General Counsel of the Company since 1991 and Secretary of the Company since May 1998. He was Assistant Secretary of the Company from 1989 to 1998.

         Vincent P. Howley, 50, has been Vice President, Agency Financial Operations since 1997. He was Vice President-Audit of the Company from 1993 to 1997, and was Assistant Vice President-Audit of the Company from 1986 to 1993.

         John P. McGrath, 41, has been Vice President of the Company since May 1998. He has been Director of the Mid-Atlantic region since 1995 and Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. and President HRH Financial Institutions Group, Inc., subsidiaries of the Company since 1998. He was President and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. from 1993 to 1998, Senior Vice President and Chief Executive Officer of this subsidiary from 1991 to 1992 and Vice President of this subsidiary from 1990 to 1991.

         Richard E. Simmons, III, 45, has been Vice President of the Company since May 1998. He has been Director of the Alabama/Georgia region since 1995 and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Alabama, Inc. a subsidiary of the Company, since 1997. He was President and Chief Executive Officer of this subsidiary from 1990 to 1996.

         William L. Chaufty, 46, has been Vice President of the Company since May 1998. He has been Director of the Texas/Oklahoma region since 1997 and President of Hilb, Rogal and Hamilton Company of Oklahoma, a subsidiary of the Company, since 1989.

         Michael A. Janes, 39, has been Vice President of the Company since May 1998. He has been Director of the Western region since 1997 and Chairman of Hilb, Rogal and Hamilton Company of Arizona, a subsidiary of the Company, since June 1998. He was President of this subsidiary from 1993 to 1998.

         Steven C. Deal, 45, has been Vice President of the Company since May 1998. He has been National Director of Select Commercial Operations since 1997, National Director of Personal Lines since 1998 and Chairman of Hilb, Rogal and Hamilton Company of Virginia, a subsidiary of the Company, since October 1997. He was President of this subsidiary from 1990 to 1997, Executive Vice President from 1989 to 1990 and Vice President from 1987 to 1988.

         Richard F. Galardini, 49, has been Vice President of the Company since May 1998. He has been National Director of Employee Benefits since 1997. He was Executive Vice President and Chief Operating Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1996 to 1997 and was Vice President of this subsidiary from 1992 to 1996.

         Henry C. Kramer, 54, joined the Company as Vice President, Human Resources in 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

         Robert J. Hilb, 35, has been Vice President of the Company since 1997. He was President of HRH Resource Group, Ltd., a subsidiary of the Company from 1994 to 1997. Prior thereto, he held various insurance related positions within the Company. He is the son of Robert H. Hilb, Chairman and a director of the Company.

         Robert W. Blanton, Jr., 34, has been Vice President and Controller of the Company since May 1998. He was Assistant Vice President and Controller from 1997 to May 1998 and was Assistant Vice President of the Company from 1993 to 1997. He joined the Company in 1990 as Accounting Senior.

         Valerie C. Elwood, 37, has been Assistant Vice President of the Company since 1993. She joined the Company in 1987 and has held various positions in the accounting department.

         William C. Widhelm, 30, has been Assistant Vice President, Internal Audit since February 1999. He joined the Company in 1994 and has held various positions in the auditing department.

         All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on June 8, 1999, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.


                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange under the symbol "HRH". As of December 31, 1998, there were 610 holders of record of the Company's Common Stock.

         The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

                                                                 Cash
                                                               Dividends
         Quarter Ended               Sales Price               Declared
  ------------------------------------------------------------------------------
                                High            Low
                                ----            ---

  1997
       March 31                 13.88          $12.50           $.155
       June 30                  17.25           13.50            .155
       September 30             18.69           15.75            .155
       December 31              19.63           17.56            .155

  1998
       March 31                 19.19           16.25            .155
       June 30                  18.44           15.50            .160
       September 30             19.13           16.13            .160
       December 31              19.88           15.94            .160

         The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

ITEM 6.      SELECTED FINANCIAL DATA

         The information set forth in the following table should be read in conjunction with "Management's discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                                              Year Ended December 31
                                              1998        1997        1996         1995         1994
                                                  (in thousands, except per share amounts)
Statement of Consolidated
  Income
  Data 1:
Commissions and fees                         $175,887     $168,558    $153,968    $141,555     $132,914
Investment income                               1,579        1,740       1,533       2,077        1,900
Other income 2                                  3,582        3,411       2,742       4,515        5,995
                                          -----------  -----------  ----------  ----------   ----------
Total revenues                                181,048      173,709     158,243     148,147      140,809

Compensation and
  Employee
  benefits                                     98,478       96,240      88,406      82,761       78,311
Other operating expenses                       46,970       45,477      41,951      38,264       35,976
Amortization of
  Intangibles                                   7,919        8,110       7,596       6,966        6,436
Interest expense                                2,317        2,037       1,245         559          812
Pooling-of-interests expense                        -            -           -           -          488
                                          -----------  -----------  ----------  ----------   ----------
Total expenses                                155,684      151,864     139,198     128,550      122,023
                                          -----------  -----------  ----------  ----------   ----------

Income before income taxes                     25,364       21,845      19,045      19,597       18,786
Income taxes                                   10,419        9,055       7,639       7,768        7,394
                                          -----------  -----------  ----------  ----------   ----------

Net income                                   $ 14,945     $ 12,790    $ 11,406    $ 11,829     $ 11,392
                                          ===========  ===========  ==========  ==========   ==========
Net income per Common
  Share:
    Basic                                   $    1.20     $   0.98    $   0.84    $   0.82     $   0.77
                                          ===========  ===========  ==========  ==========   ==========
    Diluted                                 $    1.18     $   0.97    $  0.84     $   0.82     $   0.77
                                          ===========  ===========  ==========  ==========   ==========
Weighted average number of shares
  Outstanding
    Basic                                      12,497       13,099      13,500      14,470       14,778
    Diluted                                    12,709       13,215      13,526      14,480       14,785

Dividends paid per Common Share             $   0.635    $   0.62   $    0.605    $   0.57    $    0.50

Consolidated Balance  Sheet Data
Intangible assets, net                       $ 87,471     $ 82,170   $  80,006    $ 60,854     $ 48,729
Total assets                                  188,066      181,607     181,475     163,249      158,895
Long-term debt, less current portion           43,658       32,458      27,196      11,750        3,173
Other long-term
  liabilities                                  10,192        9,537       9,870       7,514        2,144
Total shareholders' equity                     45,710       51,339      55,298      56,646       66,430

___________________________
1 See Note J of Notes to Consolidated Financial Statements beginning on page F-6 for information regarding business purchase transactions which impact the comparability of this information. In addition, during the years ended December 31, 1995 and 1994, the Company consummated 14 and four purchase acquisitions, respectively.

2 During 1998, 1997, 1996, 1995 and 1994, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,638,000, $2,475,000, $1,856,000, $3,337,000 and $5,044,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The income of an insurance agency business such as the Company is principally derived from commissions earned, which are generally percentages of premiums placed with insurance underwriters. Premium pricing within the insurance underwriting industry has been cyclical and has displayed a high degree of volatility based on prevailing economic and competitive conditions. Decreases in premium rates result directly in revenue decreases to the Company. Since 1987, the property and casualty insurance industry has been in a "soft market," during which the underwriting capacity of insurance companies expanded, stimulating an increase in competition and a decrease in premium rates and related commissions and fees. The effect of the softness in rates on the Company's revenues has been offset by the Company's acquisitions and new business programs. Management cannot predict the timing or extent of premium pricing changes due to market conditions or their effects on the Company's operations in the future, but believes that the "soft market" conditions will continue into 1999.

Results of Operations

         Total revenues for 1998 were $181.0 million, an increase of $7.3 million or 4.2% over 1997. For 1997, total revenues were $173.7 million, an increase of $15.5 million or 9.8% from 1996.

         Commissions and fees for 1998 were $175.9 million, or 4.3% higher than 1997. Approximately $6.5 million of commissions and fees were derived from purchase acquisitions of new insurance agencies. These increases were offset by decreases of $7.4 million from the sale of certain offices and accounts in 1998 and 1997. Excluding the effects of acquisitions and dispositions, commissions and fees increased 5.0%.

         Commissions and fees for 1997 were $168.6 million, or 9.5% higher than 1996. Approximately $18.3 million of commissions and fees were derived from purchase acquisitions of new insurance agencies. These increases were offset by decreases of $7.1 million from the sale of certain offices and accounts in 1997 and 1996. Excluding the effects of acquisitions and dispositions, commissions and fees increased 3.1%.

         Investment and other income remained level in 1998 and increased by $0.9 million in 1997. These amounts include gains of $2.6 million, $2.5 million and $1.9 million in 1998, 1997 and 1996, respectively, from the sale of certain offices, insurance accounts and other assets.

         Total operating expenses for 1998 were $155.7 million, an increase of $3.8 million or 2.5% from 1997. For 1997, total operating expenses were $151.9 million, an increase of $12.7 million or 9.1% from 1996.

         Compensation and employee benefits costs for 1998 were $98.5 million, an increase of $2.2 million or 2.3% from 1997. Increases include approximately $3.2 million related to purchase acquisitions, amounts related to revenue growth and $1.7 million in incentive compensation related to improved operating results offset by decreases of $4.5 million related to offices sold in 1998 and 1997. Compensation and employee benefits costs for 1997 were $96.2 million, an increase of $7.8 million or 8.9% from 1996. Increases include approximately $9.3 million related to purchase acquisitions and $1.7 million in incentive compensation related to improved operating results offset by decreases of $3.0 million related to offices sold in 1997 and 1996.

         Other operating expenses for 1998 were $47.0 million, or 3.3% higher than 1997. Increases relate primarily to purchase acquisitions and costs associated with revenue growth offset in part by the sale of certain offices in 1998 and 1997 and consulting fees totaling $1.0 million in 1997 related to the Company's strategic plan.

         Other operating expenses for 1997 were $45.5 million, or 8.4% higher than 1996. Increases relate primarily to purchase acquisitions and to the aforementioned consulting fees in 1997 offset in part by the sale of certain offices in 1997 and 1996.

         Amortization expense primarily reflects the amortization of expiration rights, an intangible asset acquired in the purchase of insurance agencies. Amortization expense decreased by $0.2 million or by 2.4% in 1998 and increased by $0.5 million or 6.8% in 1997 which is attributable to purchase acquisitions consummated during 1998, 1997 and 1996 offset by decreases from amounts which became fully amortized or were sold in those years.

         The effective tax rates for the Company were 41.1% in 1998, 41.5% in 1997 and 40.1% in 1996. An analysis of the effective income tax rates is presented in "Note F--Income Taxes" of Notes to Consolidated Financial Statements.

         Over the last three years, inflationary pressure has been relatively modest and did not have a significant effect on the Company's operations.

Liquidity and Capital Resources

         Net cash provided by operations totaled $19.6 million, $21.0 million and $16.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

         The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $5.0 million, $2.1 million and $5.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. In addition, during 1998 and 1997, total proceeds from maturities of investments exceeded purchases of investments by $0.4 million and $2.4 million, respectively, as the Company utilized these funds for the repurchase of Common Stock of the Company and the acquisition of insurance agencies. Cash expenditures for the purchase of insurance agencies accounted for under the purchase method of accounting amounted to $10.4 million, $9.3 million and $9.7 million in the years ended December 31, 1998, 1997 and 1996, respectively. Cash expenditures for such insurance agency acquisitions have been funded primarily through operations and from long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $8.9 million, $6.5 million and $2.5 million in the years ended December 31, 1998, 1997 and 1996, respectively. The Company did not have any material capital expenditure commitments as of December 31, 1998.

         Financing activities utilized cash of $16.4 million, $16.0 million and $6.0 million for the years ended December 31, 1998, 1997 and 1996, respectively, as the Company made scheduled debt payments and annually increased its dividend rate. In addition, during 1998, 1997 and 1996, the Company repurchased 1,045,280, 700,000 and 801,700, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 777,500 shares and anticipates that it will continue to repurchase shares in 1999 at a decreased level. The Company has a bank credit agreement for $40.0 million under loans due in 2003. At December 31, 1998, there were loans of $40.0 million outstanding under the agreement.

         The Company had a current ratio (current assets to current liabilities) of 0.88 to 1.00 as of December 31, 1998. Shareholders' equity of $45.7 million at December 31, 1998, decreased from $51.3 million at December 31, 1997, and the debt to equity ratio of 0.96 to 1.00 at December 31, 1998 increased from the last year-end ratio of 0.63 to 1.00 due to the aforementioned purchase of Common Stock of the Company and an increase in borrowings to $40.0 million under the bank agreement used for insurance agency acquisitions and the repurchase of Common Stock.

         On March 29, 1999, the Company entered into a Stock Purchase Agreement with PM Holdings, Inc., Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III to acquire all of the issued and outstanding shares of capital stock of American Phoenix Corporation. The acquisition is subject to regulatory approval and satisfaction of certain conditions to closing. Upon consummation of the acquisition, the Company expects to incur debt of approximately $49 million under a credit facility to be obtained in connection with the acquisition and to issue $32 million principal amount of 5.25% Convertible Subordinated Debentures due 2014. The Company expects repayment and servicing of the debt to be funded largely from cash flows of the combined operations. Additionally, management believes that these cash requirements will be partially offset by federal income tax benefits related to the interest expense and a portion of the goodwill amortization. Based upon the historic ability of the Company and American Phoenix Corporation to generate consistent, positive cash flows, the Company believes that the combined company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs.

Market Risk

         The Company has certain investments and utilizes derivative financial instruments which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

Impact of Year 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could result in a system failure or miscalculations causing disruption of operations, and could conceivably have a material adverse effect on the Company.

         The Company's technological operations rely primarily on personal computers ("PC's") and off-the-shelf software applications. As such, management is monitoring a program to evaluate external software relationships and ready its computer systems for the year 2000. As part of this process, the Company has assessed its year 2000 readiness by (1) performing an inventory of its PC's and applications software; (2) seeking compliance statements from its agency management system and other third party software vendors; and (3) testing PC hardware. As a result of this assessment, the Company is upgrading or replacing portions of its existing software and hardware that were not year 2000 compliant. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The Company has substantially completed the required software replacements during 1998 and expects hardware replacements to be completed during 1999. The Company is also assessing any systems that may contain embedded chips or microcontrollers, such as elevators, office equipment, telephones or security systems. This assessment should be completed by mid 1999 with replacements or upgrades and limited testing to occur during the remainder of 1999.

         The Company is also evaluating insurance carriers, financial institutions and other third party vendors. This process is expected to be complete by mid 1999. Determining the year 2000 readiness of external parties requires the collection of compliance statements made by those parties, together with factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not available or is not reliable.

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

         The Company is scheduled to begin a comprehensive contingency planning effort in March 1999 to ensure that all critical business functions will continue on January 1, 2000. The plan will outline the procedures to follow for the most likely areas of risk. The Company expects its contingency plan to create a business continuity project work group, define triggers for activating contingency plans, assess business resumption strategies and establish alternative processes for core business functions, where commercially reasonable. The Company's contingency planning efforts will be ongoing throughout 1999.

         The Company currently estimates that the total costs for addressing the year 2000 issue, including the necessary enhancements, will be approximately $3.5 million. Software and hardware replacements are being capitalized; whereas, the costs associated with preparing for the year 2000 are expensed as incurred and are being funded with cash from operations. As of December 31, 1998, the Company had spent approximately $1.8 million. The Company does not expect the total cost of addressing the year 2000 issue with respect to its internal computer systems and hardware to be material to its consolidated financial condition or results of operations.

Forward-Looking Statements

         When used in this annual report, in Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, the words or phrases "would be," "will allow," "expects to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         While forward-looking statements are provided to assist in the understanding of the Company's anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to the following: the Company's commission revenues are highly dependent on premium rates charged by insurers, which are subject to fluctuation; the continuation of the "soft market" during which the underwriting capacity of insurance companies has expanded causing increased competition and decreased premium rates and related commissions and fees; continued low interest rates will reduce income earned on invested funds; the insurance intermediary business is extremely competitive with a number of competitors being substantially larger than the Company; the alternative insurance market continues to grow; the Company's revenues vary significantly from quarter to quarter as a result of the timing of policy renewals and the net effect of new and lost business production; the general level of economic activity can have a substantial impact on the Company's renewal business; uncertainties associated with the Company's year 2000 remediation program and contingency plans; and the year 2000 readiness of third parties. The Company's continued growth has also been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company.

         The  Company  does  not  undertake,   and  specifically  disclaims  any
obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


ITEM 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
              MARKET RISK

         The Company believes that its exposure to market risk associated with transactions using derivative financial instruments is not material.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the Proxy Statement for the 1999 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 11.     EXECUTIVE COMPENSATION

         The Proxy Statement for the 1999 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement for the 1999 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement for the 1999 Annual Meeting of the Shareholders to be filed within 120 days after the end of the last fiscal year is incorporated herein by reference for the information required by this item.


                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report.

             (3)    Exhibits - Index

                Exhibit No.       Document
                -----------       --------

                    2 Stock Purchase Agreement dated March 29, 1999 by and among Hilb, Rogal and Hamilton Company, a Virginia corporation, PM Holdings, Inc., a Connecticut corporation, Phoenix Home Life
                                  Mutual Insurance Company, a New York life insurance company and Martin L. Vaughan, III*

                    3.1 Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 33-56488, effective March 1, 1993, hereinafter, the Form S-3)

                    3.2           Amended and Restated Bylaws*

                    10.1 $20,000,000 Credit Agreement dated February 12, 1996 among Hilb, Rogal and Hamilton Company, Certain Banks and Crestar Bank, as Agent of the Banks (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-15981)

                Exhibit No.       Document
                -----------       --------

                    10.2 Amendment dated February 24, 1997 to Credit Agreement dated February 12, 1996 among Hilb, Rogal and Hamilton Company, Certain Banks and Crestar Bank as Agent of the Banks (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-15981)

                    10.3 Amendment dated December 15, 1998 to Credit Agreement dated February 12, 1996 among Hilb, Rogal and Hamilton Company, Certain Banks and Crestar Bank as Agent of the Banks*

                    10.4          Incentive   Stock  Option  Plan,   as  amended
                                  (incorporated by reference to Exhibit 28.27 of the Form S-3)

                    10.5 Consulting Agreement with Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-15981)

                    10.6 Employment Agreement of Andrew L. Rogal (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-15981)

                    10.7 Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated*

                    10.8 Supplemental Executive Retirement Plan, as amended and restated*

                    10.9          Hilb,   Rogal  and  Hamilton  Company  Outside
                                  Directors   Deferral   Plan,  as  amended  and
                                  restated*

                    10.10 Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated*

                    10.11 Sale and Quitclaim Agreement between Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. and Harold J. Bigler, Chandler G. Ketchum and Richard F. Galardini*

                Exhibit No.       Document
                -----------       --------

                    10.12 Form of Change of Control Employment Agreement for the following executive officers: Andrew
                                  L. Rogal, Timothy J. Korman, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert J. Hilb and Robert W. Blanton, Jr.*

                    10.13 Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, Richard E. Simmons, III, William C. Chaufty, Steven C. Deal, Michael A. Janes and Richard F. Galardini*

                    10.14         Employment Agreement of John P. McGrath*

                    10.15         Employment Agreement of Richard F. Galardini*

                    10.16         Employment Agreement of Michael A. Janes*

                    21            Subsidiaries  of  Hilb,   Rogal  and  Hamilton
                                  Company*

                    23            Consent of Ernst & Young LLP*

                    27            Financial  Data  Schedule*   (electronic  copy
                                  only)

                * Filed Herewith

      (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of 1998.

      (c)    Exhibits

             The response to this portion of Item 14 as listed in Item 14(a)(3) above is submitted as a separate section of this report.

      (d)    Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Hilb, Rogal and Hamilton Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HILB, ROGAL AND HAMILTON COMPANY


                                         By: /s/ Andrew L. Rogal
                                             -----------------------------------
                                             Andrew L. Rogal, President
                                             and Chief Executive Officer

                                         Date:  March 30, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               Signature                                 Title                                  Date

         /s/ Andrew L. Rogal                 President and Chief Executive                 March 30, 1999
------------------------------------                    Officer
           Andrew L. Rogal                            (Principal)



          /s/ Carolyn Jones                  Senior Vice President, Chief                  March 30, 1999
------------------------------------        Financial Officer and Treasurer
             Carolyn Jones                   (Principal Financial Officer)



      /s/ Robert W. Blanton, Jr.            Vice President and Controller                  March 30, 1999
------------------------------------        (Principal Accounting Officer)
        Robert W. Blanton, Jr.



         /s/ Robert H. Hilb                      Chairman and Director                     March 30, 1999
------------------------------------
           Robert H. Hilb



         /s/ Philip J. Faccenda                        Director                            March 30, 1999
------------------------------------
          Philip J. Faccenda



         /s/ Robert S. Ukrop                           Director                            March 30, 1999
------------------------------------
          Robert S. Ukrop



        /s/ Thomas H. O'Brien                          Director                            March 30, 1999
------------------------------------
         Thomas H. O'Brien





         /s/ J.S.M. French                             Director                            March 30, 1999
------------------------------------
           J.S.M. French



        /s/ Norwood H. Davis, Jr.                      Director                            March 30, 1999
------------------------------------
        Norwood H. Davis, Jr.



    /s/ Theodore L. Chandler, Jr.                      Director                            March 30, 1999
------------------------------------
      Theodore L. Chandler, Jr.



       /s/ Anthony F. Markel                           Director                            March 30, 1999
------------------------------------
         Anthony F. Markel


                           ANNUAL REPORT ON FORM 10-K
                     ITEM 8, ITEMS 14 (a)(1) AND (2) AND (d)
                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 1998
                        HILB, ROGAL AND HAMILTON COMPANY
                              GLEN ALLEN, VIRGINIA

                        FORM 10-K ITEM 14 (a)(1) AND (2)

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries are included in Item 8:

                                                                                                         Page
Report of Independent Auditors ......................................................................     F-1
Consolidated Balance Sheets, December 31, 1998 and 1997 .............................................     F-2
Statement of Consolidated Income,
  Years Ended December 31, 1998, 1997 and 1996 ......................................................     F-3
Statement of Consolidated Shareholders' Equity,
  Years Ended December 31, 1998, 1997 and 1996 ......................................................     F-4
Statement of Consolidated Cash Flows,
  Years Ended December 31, 1998, 1997 and 1996 ......................................................     F-5
Notes to Consolidated Financial Statements...........................................................     F-6


The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in Item 14(d):

         Schedule II       Valuation and Qualifying Accounts.........................................     F-19

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
Hilb, Rogal and Hamilton Company

We have audited the accompanying consolidated balance sheet of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                               Ernst & Young LLP


Richmond, Virginia
February 10, 1999,
except for Note M, as to which the date is March 30, 1999

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                                December 31
                                                                     1998                           1997
                                                                 ------------                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents, including $10,951,000              $ 19,394,958                   $ 22,314,860
  and $7,645,000, respectively, of restricted funds
   Investments                                                      3,383,742                      3,892,533
   Receivables:
     Premiums, less allowance for doubtful accounts
     of $1,505,000 and $2,299,000, respectively                    45,313,620                     41,292,489
     Other                                                          6,257,370                      5,720,513
                                                                 ------------                   ------------
                                                                   51,570,990                     47,013,002
   Prepaid expenses and other current assets                        3,852,095                      3,612,523
                                                                 ------------                   ------------
              TOTAL CURRENT ASSETS                                 78,201,785                     76,832,918

INVESTMENTS                                                         3,068,140                      5,030,000

PROPERTY AND EQUIPMENT, NET                                        12,387,194                     11,762,080

INTANGIBLE ASSETS
   Expiration rights                                               81,074,920                     75,193,075
   Goodwill                                                        35,985,542                     33,411,145
   Noncompetition agreements                                       14,740,145                     11,636,847
                                                                 ------------                   ------------
                                                                  131,800,607                    120,241,067
   Less accumulated amortization                                   44,329,974                     38,071,304
                                                                 ------------                   ------------
                                                                   87,470,633                     82,169,763
OTHER ASSETS                                                        6,938,074                      5,811,797
                                                                 ------------                   ------------
                                                                 $188,065,826                   $181,606,558
                                                                 ============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Premiums payable to insurance companies                       $ 65,436,784                   $ 67,520,370
   Accounts payable and accrued expenses                           13,025,426                     10,925,646
   Premium deposits and credits due customers                       7,765,575                      7,752,502
   Current portion of long-term debt                                2,277,479                      2,074,788
                                                                 ------------                   ------------
              TOTAL CURRENT LIABILITIES                            88,505,264                     88,273,306

LONG-TERM DEBT                                                     43,658,306                     32,457,882

OTHER LONG-TERM LIABILITIES                                        10,191,881                      9,536,771

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 12,117,412 and
     12,813,023 shares, respectively                                3,831,208                     16,540,461
   Retained earnings                                               41,879,167                     34,798,138
                                                                 ------------                   ------------
                                                                   45,710,375                     51,338,599
                                                                 ------------                   ------------
                                                                 $188,065,826                   $181,606,558
                                                                 ============                   ============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                           Year Ended December 31
                                                              1998                  1997                 1996
                                                        ---------------       ---------------      ---------------
Revenues
   Commissions and fees                                 $   175,886,766       $   168,558,411      $   153,967,914
   Investment income                                          1,578,782             1,739,578            1,533,066
   Other                                                      3,582,345             3,410,891            2,742,120
                                                        ---------------       ---------------      ---------------
                                                            181,047,893           173,708,880          158,243,100

Operating expenses
   Compensation and employee benefits                        98,478,098            96,239,782           88,406,342
   Other operating expenses                                  46,969,711            45,476,904           41,950,933
   Amortization of intangibles                                7,919,355             8,110,010            7,596,274
   Interest expense                                           2,317,195             2,037,338            1,244,729
                                                        ---------------       ---------------      ---------------
                                                            155,684,359           151,864,034          139,198,278
                                                        ---------------       ---------------      ---------------
           INCOME BEFORE INCOME TAXES                        25,363,534            21,844,846           19,044,822

   Income Taxes                                              10,418,469             9,054,995            7,638,431
                                                        ---------------       ---------------      ---------------
           NET INCOME                                   $    14,945,065       $    12,789,851      $    11,406,391
                                                        ===============       ===============      ===============

           NET INCOME PER COMMON SHARE:
                BASIC                                   $          1.20       $          0.98      $          0.84
                                                        ===============       ===============      ===============
                DILUTED                                 $          1.18       $          0.97      $          0.84
                                                        ===============       ===============      ===============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                  Common                          Retained
                                                                  Stock                           Earnings
                                                             --------------                    --------------
Balance at January 1, 1996                                   $   29,903,900                    $   26,741,990

   Issuance of 462,170 shares of Common Stock                     6,251,661
   Purchase of 801,700 shares of Common Stock                   (10,845,095)
   Payment of dividends ($.605 per share)                                                          (8,116,389)
   Other                                                            (44,187)
   Net income                                                                                      11,406,391
                                                             --------------                    --------------

Balance at December 31, 1996                                     25,266,279                        30,031,992

   Issuance of 192,446 shares of Common Stock                     2,895,697
   Purchase of 700,000 shares of Common Stock                   (11,338,557)
   Payment of dividends ($.62 per share)                                                           (8,023,705)
   Other                                                           (282,958)
   Net income                                                                                      12,789,851
                                                             --------------                    --------------

Balance at December 31, 1997                                     16,540,461                        34,798,138

   Issuance of 349,669 shares of Common Stock                     5,684,404
   Purchase of 1,045,280 shares of Common Stock                 (18,672,302)
   Payment of dividends ($.635 per share)                                                          (7,864,036)
   Other                                                            278,645
   Net income                                                                                      14,945,065
                                                             --------------                    --------------
Balance at December 31, 1998                                 $    3,831,208                    $   41,879,167
                                                             ==============                    ==============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                           Year Ended December 31
                                                                1998                 1997                1996
                                                           ------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                              $ 14,945,065          $ 12,789,851        $ 11,406,391
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of intangible assets                       7,919,355             8,110,010           7,596,274
      Depreciation and amortization                           3,589,957             3,557,298           3,259,452
                                                           ------------          ------------        ------------
      Net income plus amortization and depreciation          26,454,377            24,457,159          22,262,117

      Provision for losses on receivables                       560,262               383,670           1,276,258
      Provision for deferred income taxes                      (503,796)             (397,674)           (816,246)
      Gain on sale of assets                                 (2,637,829)           (2,474,894)         (1,856,443)
      Changes in operating assets and liabilities
      net of effects from insurance agency
      acquisitions and dispositions:
        (Increase) decrease in accounts receivable           (5,991,755)            3,784,756          (1,405,660)
        (Increase) decrease in prepaid expenses                (460,178)              197,802          (1,649,239)
        Increase (decrease) in premiums payable to
        insurance companies                                   2,562,095            (2,115,712)         (4,241,464)
        Increase (decrease) in premium deposits and
        credits due customers                                    13,073            (1,197,195)            774,857
        Increase (decrease) in accounts payable and
        accrued expenses                                        405,635            (1,178,335)            224,046
      Other operating activities                               (752,315)             (475,547)          2,077,498
                                                           ------------          ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                             19,649,569            20,984,030          16,645,724

INVESTING ACTIVITIES
      Purchase of held-to-maturity investments                 (444,281)           (3,549,631)         (7,339,705)
      Purchase of available-for-sale investments                     --                    --            (260,000)
      Proceeds from maturities and calls of
      held-to-maturity investments                              833,593             5,640,804           7,866,672
      Proceeds from sale of available-for-sale
      investments                                                    --               260,000           3,914,000
      Purchase of property and equipment                     (4,978,966)           (2,135,837)         (5,051,253)
      Purchase of insurance agencies, net of cash
      acquired                                              (10,446,138)           (9,309,760)         (9,722,979)
      Proceeds from sale of assets                            8,912,516             6,546,661           2,461,177
      Other investing activities                                  2,403               115,892             222,231
                                                           ------------          ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                        (6,120,873)           (2,431,871)         (7,909,857)

FINANCING ACTIVITIES
      Proceeds from long-term debt                           18,975,000             7,750,668          30,861,966
      Principal payments on long-term debt                  (11,071,664)           (5,329,866)        (18,024,341)
      Repurchase of Common Stock                            (18,672,302)          (11,338,557)        (10,845,095)
      Dividends                                              (7,864,036)           (8,023,705)         (8,116,389)
      Other financing activities                              2,184,404               929,787             141,660
                                                           ------------          ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES                       (16,448,598)          (16,011,673)         (5,982,199)
                                                           ------------          ------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                             (2,919,902)            2,540,486           2,753,668

Cash and cash equivalents at beginning of year               22,314,860            19,774,374          17,020,706
                                                           ------------          ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR
                                                           $ 19,394,958          $ 22,314,860        $ 19,774,374
                                                           ============          ============        ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

December 31, 1998

Hilb, Rogal and Hamilton Company (the Company), a Virginia corporation, operates as an agency system with offices located in 16 states. Its principal activity is the performance of retail insurance services which involves placing property and casualty and life and health insurance with insurers on behalf of commercial clients in a variety of industries and individual clients.

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues: Commission income as well as the related premiums receivable from customers and premiums payable to insurance companies are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Premium adjustments, including policy cancellations, are recorded as they occur. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received. Fees for services rendered and override commissions are recorded as earned. These policies are in accordance with predominant industry practice.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The carrying amounts reported on the balance sheet approximate the fair values.

Investments: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest and dividends are included in investment income. Realized gains and losses, and declines in value judged to be other than temporary are included in investment income.

Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. Amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES -- Continued

Property and Equipment: Property and equipment are stated on the basis of cost. Depreciation is computed by the straight-line method over estimated useful lives (30 to 33 years for buildings, 3 to 7 years for equipment). Leasehold improvements are generally amortized using a straight-line method over the term of the related lease.

Intangible Assets: Intangible assets arising from acquisitions accounted for as purchases principally represent expiration rights, the excess of costs over the fair value of net assets acquired and noncompetition agreements. The cost of such assets is being amortized principally on a straight-line basis over periods ranging up to 20 years for expiration rights, 15 to 40 years for the excess of costs over the fair value of net assets acquired and 3 to 20 years for noncompetition agreements. The carrying value of the Company's intangible assets is periodically reviewed to ensure that there are no conditions which exist indicating that the recorded amount of intangible assets is not recoverable from future undiscounted cash flows.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board (the FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). Statement No. 123 defines a fair value based method of accounting for employee stock options. Companies may, however, elect to adopt this new accounting rule through a pro forma disclosure option, while continuing to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

The Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options. In addition, the effect of applying Statement No. 123's fair value method to the Company's employee stock options does not result in net income and net income per share that are materially different from amounts reported. Accordingly, the pro forma disclosures required by Statement No. 123 have not been included in the footnotes to the financial statements.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, premiums payable to insurance companies, accounts payable and accrued expenses and long-term debt approximate those assets' and liabilities' fair values. Fair values for investment securities are based on quoted market prices and are disclosed in Note B.

Interest Rate Swaps: The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES -- Continued

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

Income Taxes: The Company (except for its Canadian subsidiary sold in 1998) files a consolidated federal income tax return with its subsidiaries. Deferred taxes result from temporary differences between the income tax and financial statement bases of assets and liabilities and are based on tax laws as currently enacted.

Accounting Pronouncements: In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement No. 132) which revises employers' disclosures about pension and other postretirement benefit plans. The Company has adopted Statement No. 132 and restated its disclosures for earlier periods.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the new statement will have a significant effect on earnings or financial position of the Company.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE B -- INVESTMENTS

The following is a summary of held-to-maturity investments included in current and long-term assets on the consolidated balance sheet:

                                                              Held-to-Maturity Investments
                                          -----------------------------------------------------------------------
                                                                 Gross               Gross
                                             Cost          Unrealized Gains    Unrealized Losses       Fair Value
                                          ----------       ----------------    -----------------       ----------
December 31, 1998
Obligations  of states and political
subdivisions                              $4,719,000         $     64,000         $         --         $4,783,000
Certificates of deposit and other          1,733,000                   --                   --          1,733,000
                                          ----------         ------------         ------------         ----------
                                          $6,452,000         $     64,000         $         --         $6,516,000
                                          ==========         ============         ============         ==========

                                                              Held-to-Maturity Investments
                                          -----------------------------------------------------------------------
                                                                 Gross               Gross
                                             Cost          Unrealized Gains    Unrealized Losses       Fair Value
                                          ----------       ----------------    -----------------       ----------
December 31, 1997
Obligations of U.S. government
agencies                                  $1,000,000         $         --         $         --         $1,000,000
Obligations of states and political
subdivisions                               5,840,000               75,000                1,000          5,914,000
Certificates of deposit and other          2,083,000                                                    2,083,000
                                          ----------         ------------         ------------         ----------
                                          $8,923,000         $     75,000         $      1,000         $8,997,000
                                          ==========         ============         ============         ==========

The amortized cost and fair value of held-to-maturity investments at December 31, 1998, by contractual maturity, are as follows. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                 Cost            Fair Value
Held-to-Maturity Investments
Due in one year                                              $ 3,384,000            $ 3,393,000
Due after one year through five years                          3,068,000              3,123,000
                                                             -----------            -----------
                                                             $ 6,452,000            $ 6,516,000
                                                             ===========            ===========

NOTE C -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                1998                   1997
                                                                ----                   ----
Furniture and equipment                                      $28,830,000            $27,880,000
Buildings and land                                             3,350,000              3,835,000
Leasehold improvements                                         2,376,000              1,887,000
                                                             -----------            -----------
                                                              34,556,000             33,602,000

Less accumulated depreciation
  and amortization                                            22,169,000             21,840,000
                                                             -----------            -----------
                                                             $12,387,000            $11,762,000
                                                             ===========            ===========

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE D -- LONG-TERM DEBT

                                                                       1998                    1997
                                                                       ----                    ----
Notes payable to banks, interest currently at 6.2%                 $40,000,000              $30,000,000
Installment notes payable incurred in acquisitions
   of insurance agencies, 4.95% to 9.0%, due in
   various installments, to 2003                                     5,651,000                4,123,000

Installment notes payable, 6.0% to 8.0%, due in
    various installments, to 2003                                      284,000                  410,000
                                                                   -----------              -----------
                                                                    45,935,000               34,533,000
                  Less current portion                               2,277,000                2,075,000
                                                                   -----------              -----------
                                                                   $43,658,000              $32,458,000
                                                                   ===========              ===========

Maturities of long-term debt for the four years ending after December 31, 1999 are $1,780,000 in 2000; $964,000 in 2001; $601,000 in 2002 and $40,313,000 in
2003.

Interest paid was $2,321,000,  $3,437,000 and $1,232,000 in 1998, 1997 and 1996,
respectively.

The Company entered into a credit agreement with two banks that allows for borrowings of up to $40,000,000 under loans due in 2003, which bear interest at variable rates. At December 31, 1998, $40,000,000 was borrowed under this agreement. This credit agreement contains, among other provisions, requirements for maintaining certain financial ratios.

The Company entered into two interest rate swap agreements effective December 19, 1997 and January 21, 1998 to manage interest rate exposure on its long-term debt. The swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the life of the agreement without the exchange of the underlying combined notional amount of $15,000,000. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The credit risk to the Company would be the counterparty's inability to pay the differential in the fixed rate and variable rate in a rising interest rate environment. The Company is exposed to market risk from changes in interest rates.

The differential paid or received on the interest rate per the agreements is recognized as an adjustment to interest expense. Under the Company's interest rate swap agreements, the Company contracted with the counterparty to exchange the difference between the Company's fixed pay rates of 6.52% and 6.46% and the counterparty's variable pay rate of LIBOR plus 0.575%. At December 31, 1998, the variable rate was approximately 6.14%. The contracts expire December 19, 2002 and January 21, 2003, respectively.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE E -- RETIREMENT PLANS AND OTHER    POSTRETIREMENT BENEFIT PLANS

The Company sponsors the Hilb, Rogal and Hamilton Company Profit Sharing Savings Plan (the Profit Sharing Plan) which covers substantially all employees of the Company and its subsidiaries. The Profit Sharing Plan, which may be amended or terminated by the Company at any time, provides that the Company shall contribute to a trust fund such amounts as the Board of Directors shall determine subject to certain earnings restrictions as defined in the Profit Sharing Plan.

Prior to merger with the Company, certain of the merged companies had separate profit sharing, ESOP or benefit plans. These plans were terminated or frozen at the time of merger with the Company.

The total expense recorded under these plans for 1998, 1997 and 1996 was approximately $2,378,000, $3,120,000 and $2,680,000, respectively.

In addition, in 1998, the Company amended and restated the Supplemental Executive Retirement Plan for key executives to convert the plan from a defined benefit arrangement to a defined contribution arrangement. Contributions to this defined contribution plan for the year ended December 31, 1998 amounted to approximately $75,000.

The Company also retained its defined benefit Supplemental Executive Retirement Plan for grandfathered participants prior to January 1, 1998. This plan pays supplemental pension benefits to key executives in addition to amounts received under the Profit Sharing Plan. Such benefits will be paid from Company assets.

The Company sponsors postretirement benefit plans that provide medical and life insurance benefits to retirees. Employees who retire after age 55 with 10 years of service are eligible to participate. The plans are contributory for substantially all participants, with retiree contributions adjusted annually and the health care plan contains other cost sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions annually in accordance with increases in health care costs. The Company's policy is to fund the cost of these benefits when actual claims are incurred.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE E -- RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS -- Continued

The following tables set forth a reconciliation of the changes in benefit obligation and fair value of assets, a statement of funded status, weighted average discount rates used by the actuary and components of net periodic benefit cost:

                                                                  Pension Benefits                Other Benefits
                                                            ----------------------------    ----------------------------
                                                                1998            1997            1998             1997
                                                                ----            ----            ----             ----
Reconciliation of Change in Benefit Obligations:
   Benefit obligation at beginning of year                  $ 3,143,000      $ 2,976,000    $   896,000       $1,050,000
   Service cost                                                  27,000          188,000             --               --
   Interest cost                                                174,000          229,000         64,000           80,000
   Plan amendments                                             (746,000)              --             --               --
   Actuarial (gain)/loss                                        109,000          (83,000)       (34,000)         (41,000)
   Benefit payments                                            (167,000)        (167,000)       (31,000)        (193,000)
                                                            -----------      -----------    -----------      -----------
   Benefit obligation at end of year                        $ 2,540,000      $ 3,143,000    $   895,000      $   896,000
                                                            ===========      ===========    ===========      ===========

Reconciliation of Fair Value of Plan Assets:
   Fair value of plan assets at beginning of year           $        --      $        --    $        --      $        --
   Employer contributions                                            --               --         31,000          193,000
   Benefit payments                                                  --               --        (31,000)        (193,000)
                                                            -----------      -----------    -----------      -----------
   Fair value of plan assets at end of year                 $        --      $        --    $        --      $        --
                                                            ===========      ===========    ===========      ===========
Funded Status:
   Funded status as of December 31                          $(2,540,000)     $(3,143,000)   $  (895,000)     $  (896,000)
   Unrecognized transition cost                                      --               --        881,000          991,000
   Unrecognized prior service cost                              975,000        1,795,000             --               --
   Unrecognized (gain)/loss                                      65,000          (45,000)      (668,000)        (704,000)
                                                            -----------      -----------    -----------      -----------
   Accrued benefit cost                                     $(1,500,000)     $(1,393,000)   $  (682,000)     $  (609,000)
                                                            ===========      ===========    ===========      ===========

Weighted Average Assumptions as of  December 31:
   Discount rate                                                  7.00%            7.50%          7.00%            7.50%
   Salary scale                                                   4.00%            4.00%             --               --

                                                          Pension Benefits                     Other Benefits
                                                          ----------------                     --------------
                                                    1998        1997         1996        1998       1997        1996
                                                    ----        ----         ----        ----       ----        ----
Components of Net Periodic Benefit Cost:
   Service cost                                    $ 27,000   $188,000     $182,000          --          --         --
   Interest cost                                    174,000    229,000      223,000      64,000      80,000     82,000
   Amortization of transition obligation                 --         --           --     110,000     115,000    115,000
   Amortization of prior gains                           --         --           --     (70,000)    (79,000)   (67,000)
   Amortization of prior service cost                73,000    126,000      135,000                      --         --
                                                   --------   --------     --------    --------    --------   --------
   Net periodic benefit cost                       $274,000   $543,000     $540,000    $104,000    $116,000   $130,000
                                                   ========   ========     ========    ========    ========   ========

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE E -- RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS -- Continued

The following table provides the amounts recognized in the statement of financial position as of December 31, 1998 and 1997:

                                             Pension Benefits                             Other Benefits
                                             ----------------                             --------------
                                        1998                  1997                  1998                 1997
                                        ----                  ----                  ----                 ----
Accrued benefit liability             $(2,331,000)         $(2,228,000)        $(682,000)              $(609,000)
Intangible asset                          831,000              835,000                --                      --
                                      -----------          -----------         ---------               ---------
Net amount recognized                 $(1,500,000)         $(1,393,000)        $(682,000)              $(609,000)
                                      ===========          ===========         =========               =========

For measurement purposes, a 7.25% gross medical trend rate was assumed in 1999. The rate is assumed to decrease to 6.15% over the period to 2020 and remain level thereafter.

Assumed health care cost rates have an effect on the amounts reported for the health care plans. A one percent change in assumed health care costs trend rates would have the following effects:

                                                            1% Increase                  1% Decrease
                                                            -----------                  -----------
Effect on total of service and interest cost
   components of net periodic
   postretirement health care benefit cost                    $ 7,000                      $ 6,000

Effect on the health care component of
   the accumulated postretirement benefit
   obligation                                                  53,000                       50,000

NOTE F -- INCOME TAXES

The components of income taxes shown in the statement of consolidated income are as follows:

                              1998                1997              1996
                              ----                ----              ----

Current
   Federal                $ 8,542,000          $7,401,000         $6,481,000
   State                    2,039,000           1,438,000          1,305,000
   Foreign                    341,000             614,000            668,000
                          -----------          ----------         ----------
                           10,922,000           9,453,000          8,454,000

Deferred
   Federal                   (362,000)           (247,000)          (639,000)
   State                      (68,000)            (46,000)           (73,000)
   Foreign                    (74,000)           (105,000)          (104,000)
                          -----------          ----------         ----------
                             (504,000)           (398,000)          (816,000)
                          -----------          ----------         ----------
                          $10,418,000          $9,055,000         $7,638,000
                          ===========          ==========         ==========

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE F -- INCOME TAXES -- Continued

The effective income tax rate varied from the statutory federal income tax rate as follows:

                                                        1998                    1997                    1996
                                                        ----                    ----                    ----
Statutory federal income tax rate                      35.0%                    35.0%                   35.0%
Tax exempt investment income                           (0.5)                    (0.8)                   (1.4)
State income taxes, net of federal tax
   benefit                                              5.0                      4.2                     4.5
Other                                                   1.6                      3.1                     2.0
                                                       ----                     ----                    ----
   Effective income tax rate                           41.1%                    41.5%                   40.1%
                                                       ====                     ====                    ====

Income taxes paid were $10,678,000, $9,646,000 and $10,128,000 in 1998, 1997 and
1996, respectively.

Income before income taxes from the Company's Canadian operations (sold in 1998) was $451,000, $900,000 and $1,168,000 in 1998, 1997 and 1996, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets on the consolidated balance sheet are as follows:

                                                                 1998                       1997
                                                                 ----                       ----
Deferred tax liabilities:
   Intangible assets                                          $5,531,000                 $6,015,000
   Other--net                                                  1,513,000                  1,129,000
                                                              ----------                 ----------
     Total deferred tax liabilities                            7,044,000                  7,144,000
Deferred tax assets:
   Deferred compensation                                       1,083,000                    917,000
   Bad debts                                                     571,000                    870,000
   Other                                                       1,255,000                    833,000
                                                              ----------                 ----------
     Total deferred tax assets                                 2,909,000                  2,620,000
                                                              ----------                 ----------
     Net deferred tax liabilities                             $4,135,000                 $4,524,000
                                                              ==========                 ==========

In 1997, the Company reached a final agreement with the Internal Revenue Service (the IRS) which resolved all issues arising from the IRS's audit of the Company's income tax returns for the seven years ended December 31, 1994. Since the agreement related to deductions claimed in connection with intangible assets acquired by the Company, the additional tax that resulted from the agreement, including payments of $2,626,000 and a $1,500,000 increase in deferred tax liabilities, was recorded as an increase in goodwill of $4,126,000 on the December 31, 1996 balance sheet. The settlement will not have a significant impact on the Company's future earnings.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE G -- LEASES

The Company and its subsidiaries have noncancellable lease contracts for office space, equipment and automobiles which expire at various dates through the year 2008 and generally include escalation clauses for increases in lessors' operating expenses and increased real estate taxes.

Future minimum rental payments required under such operating leases are summarized as follows:

                      1999                             $ 6,526,000
                      2000                               5,731,000
                      2001                               4,545,000
                      2002                               3,988,000
                      2003                               2,886,000
                      Thereafter                         8,454,000
                                                       -----------

                                                       $32,130,000

Rental expense for all operating leases amounted to $7,474,000 in 1998, $7,276,000 in 1997 and $6,845,000 in 1996. Included in rental expense for 1998,
1997 and 1996 is approximately  $554,000,  $386,000 and $313,000,  respectively, which was paid to employees or related parties.

NOTE H -- SHAREHOLDERS' EQUITY

The Company has adopted and the shareholders have approved the 1986 Incentive Stock Option Plan, the Hilb, Rogal and Hamilton Company 1989 Stock Plan and the Non-employee Directors Stock Incentive Plan, which provide for the granting of options to purchase up to an aggregate of approximately 1,853,000 and 1,765,000 shares of Common Stock as of December 31, 1998 and 1997, respectively. The number of shares available for grant may increase or decrease with the respective changes in the number of shares of Common Stock outstanding. Stock options granted have seven to ten year terms and vest and become fully exercisable at various periods up to five years. Stock option activity under the plans were as follows:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                                 ------          --------------

Outstanding at January 1, 1996                    806,725            $13.38
   Granted                                         72,900             13.00
   Exercised                                        3,600             10.40
   Expired                                        132,700             13.21
                                                ---------
Outstanding at December 31, 1996                  743,325             13.39
   Granted                                        528,190             15.97
   Exercised                                       78,052             12.19
   Expired                                         87,000             13.42
                                                ---------
Outstanding at December 31, 1997                1,106,463             14.70
   Granted                                        290,747             17.68
   Exercised                                      136,405             13.16
   Expired                                         54,346             15.20
                                                ---------
Outstanding at December 31, 1998                1,206,459             15.54
                                                =========
Exercisable at December 31, 1998                  613,969             14.62

The options outstanding at December 31, 1998 have exercise prices that range from $9.34 to $18.69. The weighted average contractual life of these options is five years.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE H -- SHAREHOLDERS' EQUITY -- Continued

There were 309,000 and 466,000 shares available for future grant under these plans as of December 31, 1998 and 1997, respectively.

No compensation expense is recognized in operations for 1998, 1997 or 1996.

NOTE I -- NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                   1998                 1997                 1996
                                                                   ----                 ----                 ----
Numerator for basic and dilutive net income
   per share -  net income                                     $14,945,065          $12,789,851          $11,406,391
Denominator
   Weighted average shares                                      12,453,558           13,069,453           13,493,255
   Effect of guaranteed future shares to be issued in
   connection with agency acquisitions                              43,194               29,764                7,075
                                                               -----------          -----------          -----------
Denominator for basic net income per share                      12,496,752           13,099,217           13,500,330
Effect of dilutive securities:
   Employee stock options                                          187,794              101,280               25,451
   Contingent stock - acquisitions                                  24,198               14,222                   --
                                                               -----------          -----------          -----------
Dilutive potential common shares                                   211,992              115,502               25,451
                                                               -----------          -----------          -----------
Denominator for diluted net income per
   share - adjusted weighted average
   shares and assumed conversions                               12,708,744           13,214,719           13,525,781
                                                               ===========          ===========          ===========

Net Income Per Common Share:
   Basic                                                            $ 1.20               $ 0.98               $ 0.84
                                                                    ======               ======               ======
   Diluted                                                          $ 1.18               $ 0.97               $ 0.84
                                                                    ======               ======               ======

NOTE J -- ACQUISITIONS

During 1998, the Company acquired certain assets and liabilities of six insurance agencies for $9,998,000 ($4,498,000 in cash, $3,500,000 in guaranteed future payments and 113,945 shares of Common Stock) in purchase accounting transactions. Assets acquired include expiration rights of $7,220,000, noncompetition agreements of $2,645,000 and goodwill of $1,922,000. The combined purchase price may be increased by approximately $885,000 in 1999, $1,635,000 in 2000, $1,500,000 in 2001, $1,125,000 in 2002 and $525,000 in 2003 based upon commissions or net profits realized.

During 1997, the Company acquired certain assets and liabilities of six insurance agencies for $9,426,000 ($6,333,000 in cash, $2,393,000 in guaranteed future payments and 53,555 shares of Common Stock) in purchase accounting transactions. Assets acquired include expiration rights of $7,082,000, noncompetition agreements of $1,151,000 and goodwill of $1,310,000. The combined purchase price was increased by $2,564,000 in 1998 and may be increased by approximately $1,490,000 in 1999 and $1,490,000 in 2000 based upon commissions or net profits realized.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE J -- ACQUISITIONS -- Continued

During 1996, the Company acquired certain assets and liabilities of 15 insurance agencies for $16,189,000 ($7,343,000 in cash, $2,736,000 in guaranteed future payments and 451,610 shares of Common Stock) in purchase accounting transactions. Assets acquired include expiration rights of $13,565,000, noncompetition agreements of $2,820,000 and goodwill of $2,717,000. The combined purchase price was increased by approximately $4,957,000 in 1998 and $3,392,000 in 1997 and may be increased by approximately $1,354,000 in 1999, $127,000 in 2000 and $37,000 in 2001 based upon commissions or net profits realized.

The above purchase acquisitions have been included in the Company's consolidated financial statements from their respective acquisition dates.

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the above 1998 and 1997 purchase acquisitions had occurred as of January 1, 1997, are as follows:

                                                     1998               1997
                                                     ----               ----

         Revenues                                $186,417,000       $183,477,000
         Net Income                                15,093,000         12,942,000
         Net Income Per Common Share:
           Basic                                        $1.19              $0.97
           Diluted                                      $1.17              $0.96

NOTE K -- SALE OF ASSETS

During 1998, 1997 and 1996, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,638,000, $2,475,000 and $1,856,000, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE L -- COMMITMENTS AND CONTINGENCIES

Included in cash and cash equivalents and premium deposits and credits due customers are approximately $929,000 and $1,496,000 of funds held in escrow at December 31, 1998 and 1997, respectively. In addition, premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states in which the Company operates. The amount of cash and cash equivalents so restricted was approximately $10,022,000 and $6,149,000 at December 31, 1998 and 1997, respectively.

There are in the normal course of business various outstanding commitments and contingent liabilities. Management does not anticipate material losses as a result of such matters.

The Company is generally involved in routine insurance policy related litigation. Several suits have been brought against the Company involving settlement of various insurance matters where customers are seeking both punitive and compensatory damages. Management, upon the advice of counsel, is of the opinion that such suits are substantially without merit, that valid defenses exist and that such litigation will not have a material effect on the consolidated financial statements.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE M -- SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company acquired certain assets and liabilities of one insurance agency for $2,244,000 ($1,450,000 in cash and $794,000 in guaranteed future payments) in a purchase accounting transaction. Pro forma revenues and net income are not material to the consolidated financial statements.

On March 30, 1999, the Company announced the execution of a Stock Purchase Agreement with PM Holdings, Inc., Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III to acquire all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $49 million in cash, $32 million in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The acquisition is subject to regulatory approval and satisfaction of certain conditions to closing. The Company expects to fund the cash portion of the purchase price with a credit facility to be obtained in connection with the acquisition. The acquisition is expected to be completed during the second quarter of 1999 and will be accounted for using purchase accounting.

American Phoenix Corporation reported total assets of $106.6 million as of December 31, 1998 and revenues of $72.9 million for the year then ended.

NOTE N -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                       Three Months Ended 1
                                       -------------------------------------------------------------------------------
                                             March 31              June 30          September 30       December 31
                                       -------------------------------------------------------------------------------
                                                           (in thousands, except per share amounts)
1998
----
Total Revenues                                $48,698              $45,924               $44,000           $42,426

Net Income                                      5,946                4,446                 3,101             1,452

Net Income Per Common Share:
   Basic                                         0.47                 0.35                  0.25              0.12
   Diluted                                       0.46                 0.35                  0.25              0.12

1997
----
Total Revenues                                $47,913              $44,323               $41,850           $39,623

Net Income                                      5,407                3,537                 2,566             1,280

Net Income Per Common Share:
   Basic                                         0.41                 0.27                  0.20              0.10
   Diluted                                       0.40                 0.27                  0.19              0.10

________________________
1 Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.

                        HILB, ROGAL AND HAMILTON COMPANY
                                AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


          Col. A                  Col. B                     Col. C                     Col. D            Col. E
                                                           Additions
                                                           ---------
                                                                     Charged
                                Balance at         Charged           to Other                            Balance
                                Beginning          to Costs          Accounts         Deductions          at End
        Description             of Period        and Expenses      (Describe)*       (Describe)**       of Period
Year ended
  December 31, 1998:
  Allowance for doubtful
    accounts                    $2,299,000        $  560,000          $ 44,000        $1,398,000        $1,505,000

Year ended
  December 31, 1997:
  Allowance for doubtful
    accounts                     2,445,000           384,000            66,000           596,000         2,299,000

Year ended
  December 31, 1996:
  Allowance for doubtful
    accounts                     1,772,000         1,276,000           100,000           703,000         2,445,000

----------------------
*   Recoveries
** Bad debts written off