Form 10-Q
period 1999-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 1999-05-14
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1999         Commission file number 0-15981


                        HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)



                Virginia                                  54-1194795
     -------------------------------                 -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


     P. O. Box 1220, Glen, Allen, VA                      23060-1220
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


(Registrant's telephone number, including area code)              (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X      No
            -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding at May 3, 1999
----------------------------------                  ----------------------------
    Common stock, no par value                               13,201,314

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
Part I.     FINANCIAL INFORMATION


            Item 1.  Financial Statements

            Statement of Consolidated Income
              for the three months ended
              March 31, 1999 and 1998                                     3

            Consolidated Balance Sheet
              March 31, 1999 and December 31,
              1998                                                        4

            Statement of Consolidated Shareholders'
              Equity for the three months ended
              March 31, 1999 and 1998                                     5

            Statement of Consolidated Cash Flows
              for the three months ended March 31,
              1999 and 1998                                               6

            Notes to Consolidated Financial
              Statements                                                  7-9


            Item 2.  Management's Discussion and Analysis
                       of Financial Condition and
                       Results of Operations                              10-13


            Item 3.  Qualitative and Quantitative Disclosures
                       About Market Risk                                  14


Part II.    OTHER INFORMATION


            Item 2.  Changes in Securities and Use of Proceeds            14


            Item 6.  Exhibits and Reports on Form 8-K                     15-16

                         PART I -- FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                                      THREE MONTHS ENDED
                                               MARCH 31, 1999    MARCH  31, 1998

Revenues
   Commissions and fees                           $45,975,124        $46,568,841
   Investment income                                  337,115            375,805
   Other income                                     3,941,376            344,380
                                                  -----------        -----------
                                                   50,253,615         47,289,026


Operating expenses
   Compensation and employee
      benefits                                     25,069,940         24,796,899
   Other operating expenses                         9,941,029          9,921,756
   Amortization of intangibles                      2,004,499          1,937,231
   Interest expense                                   686,323            563,749
                                                  -----------        -----------
                                                   37,701,791         37,219,635
                                                  -----------        -----------

INCOME BEFORE INCOME TAXES                         12,551,824         10,069,391

Income taxes                                        5,114,868          4,123,848
                                                  -----------        -----------

NET INCOME                                        $ 7,436,956        $ 5,945,543
                                                  ===========        ===========

NET INCOME PER SHARE:
   Basic                                                $0.61              $0.47
                                                        =====              =====
   Diluted                                              $0.60              $0.46
                                                        =====              =====





See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                        MARCH 31,        DECEMBER 31,
                                                                          1999               1998
                                                                      ------------       ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $ 24,044,251       $ 19,394,958
   Investments                                                           5,094,983          3,383,742
   Receivables:
   Premiums, less allowance for doubtful
      accounts of $1,335,000 and $1,505,000,
      respectively                                                      39,708,664         45,313,620
   Other                                                                 6,873,699          6,257,370
                                                                      ------------       ------------
                                                                        46,582,363         51,570,990

   Prepaid expenses and other current assets                             3,057,245          3,852,095
                                                                      ------------       ------------
              TOTAL CURRENT ASSETS                                      78,778,842         78,201,785

INVESTMENTS                                                              2,978,042          3,068,140

PROPERTY AND EQUIPMENT (NET)                                            12,814,691         12,387,194

INTANGIBLE ASSETS
   Expiration rights                                                    81,390,316         81,074,920
   Goodwill                                                             36,435,889         35,985,542
   Noncompetition agreements                                            14,609,266         14,740,145
                                                                      ------------       ------------
                                                                       132,435,471        131,800,607
   Less accumulated amortization                                        43,842,083         44,329,974
                                                                      ------------       ------------
                                                                        88,593,388         87,470,633
OTHER ASSETS                                                             6,931,746          6,938,074
                                                                      ------------       ------------
                                                                      $190,096,709       $188,065,826
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Premiums payable to insurance companies                            $ 58,618,202      $  65,436,784
   Accounts payable and accrued expenses                                12,458,883         13,025,426
   Premium deposits and credits due customers                           10,040,169          7,765,575
   Current portion of long-term debt                                     2,871,354          2,277,479
                                                                      ------------       ------------
              TOTAL CURRENT LIABILITIES                                 83,988,608         88,505,264

LONG-TERM DEBT                                                          43,112,139         43,658,306

OTHER LONG-TERM LIABILITIES                                             11,028,762         10,191,881

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
       authorized 50,000,000 shares;
       outstanding 12,171,314 and 12,117,412
       shares, respectively                                              4,596,353          3,831,208
   Retained earnings                                                    47,370,847         41,879,167
                                                                      ------------       ------------
                                                                        51,967,200         45,710,375
                                                                      ------------       ------------
                                                                      $190,096,709       $188,065,826
                                                                      ============       ============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)



                                                   COMMON             RETAINED
                                                   STOCK              EARNINGS
                                                -----------         -----------

Balance at January 1, 1999                      $ 3,831,208         $41,879,167
   Issuance of 56,014 shares of
     Common Stock                                   765,145
   Payment of dividends                                              (1,945,276)
   Net income                                                         7,436,956
                                                -----------         -----------

Balance at March 31, 1999                       $ 4,596,353         $47,370,847
                                                ===========         ===========


Balance at January 1, 1998                      $16,540,461         $34,798,138
   Issuance of 51,600 shares of
     Common Stock                                   717,313
   Purchase of 132,000 shares of
     Common Stock                                (2,412,590)
   Payment of dividends                                              (1,972,225)
   Other                                             49,733
   Net income                                                         5,945,543
                                                -----------         -----------

Balance at March 31, 1998                       $14,894,917         $38,771,456
                                                ===========         ===========











See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                       MARCH 31, 1999    MARCH 31, 1998
                                                                       --------------    --------------
OPERATING ACTIVITIES
   Net income                                                            $ 7,436,956       $ 5,945,543
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                       973,778           851,373
         Amortization of intangible assets                                 2,004,499         1,937,231
                                                                         -----------       -----------
         Net income plus amortization and depreciation                    10,415,233         8,734,147

         Provisions for losses on accounts receivable                         62,109           118,845
         Gain on sale of assets                                           (3,671,207)         (148,505)
         Changes in operating assets and liabilities
            net of effects from insurance agency
            acquisitions:
               Decrease in accounts receivable                             6,066,245         4,102,365
               Decrease in prepaid expenses                                  808,604           722,911
               Decrease in premiums payable to
                 insurance companies                                      (7,567,194)       (3,641,662)
               Increase in premium deposits and
                 credits due customers                                     2,125,746         1,121,720
               Increase (decrease) in accounts payable
                 and accrued expenses                                     (1,658,419)          322,429
               Other operating activities                                    161,695            18,551
                                                                         -----------       -----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                              6,742,812        11,350,801
INVESTING ACTIVITIES
   Proceeds from maturities of held-to-maturity
      investments                                                            449,758         1,441,413
   Purchase of investments                                                (2,070,901)          (81,799)
   Purchase of property and equipment                                     (1,589,075)         (760,048)
   Purchase of insurance agencies, net of
      cash acquired                                                       (1,446,931)       (2,891,212)
   Proceeds from sale of assets                                            4,490,306           499,361
   Other investing activities                                                    (44)           30,210
                                                                         -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (166,887)       (1,762,075)
FINANCING ACTIVITIES
   Principal payments on long-term debt                                     (746,501)         (779,887)
   Proceeds from issuance of Common Stock                                    765,145           717,313
   Repurchase of Common Stock                                                     --        (2,412,590)
   Dividends                                                              (1,945,276)       (1,972,225)
                                                                         -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                                     (1,926,632)       (4,447,389)
                                                                         -----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                      4,649,293         5,141,337
   Cash and cash equivalents at beginning of
      period                                                              19,394,958        22,314,860
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                                $24,044,251       $27,456,197
                                                                         ===========       ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1999

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

In accordance with industry practice, the Company has changed its reporting to state revenues net of commissions paid to outside brokers. Amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes.

NOTE C--ACQUISITIONS

During the first three months of 1999, the Company acquired certain assets and liabilities of one insurance agency for $2,244,000 ($1,450,000 in cash and $794,000 in guaranteed future payments) in a purchase accounting transaction. Proforma revenues and net income are not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1999

(UNAUDITED)

NOTE C--ACQUISITIONS-Continued

On March 29, 1999, the Company signed a definitive Stock Purchase Agreement with PM Holdings, Inc., Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III to acquire all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company for approximately $49 million in cash, $32 million in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The acquisition, which will be accounted for using the purchase method of accounting, closed on May 3, 1999. The Company has funded the cash portion of the purchase price with a credit facility obtained in connection with the acquisition.

American Phoenix Corporation reported total assets of $106.6 million as of December 31, 1998 and revenues of $72.9 million for the year then ended.

NOTE D--SALE OF ASSETS

During the three months ended March 31, 1999 and 1998, the Company sold certain insurance accounts and other assets resulting in gains of approximately $3,700,000 and $149,000, respectively. These amounts are included in other income in the statement of consolidate income. Revenues, expenses and assets were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 1999

(UNAUDITED)

NOTE E--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                                           THREE MONTHS ENDED
                                                                   March 31, 1999       March 31, 1998
                                                                   --------------       --------------
Numerator for basic and dilutive net income
  per share - net income                                            $ 7,436,956          $ 5,945,543
                                                                    ===========          ===========

Denominator
  Weighted average shares                                            12,136,440           12,769,257
  Effect of guaranteed future shares to be
    issued in connection with agency
    acquisitions                                                        118,081               10,101
                                                                    -----------          -----------
  Denominator for basic net income per
   share                                                             12,254,521           12,779,358
  Effect of dilutive securities:
    Employee stock options                                               83,488              206,740
    Contingent stock - acquisitions                                       2,885                   --
                                                                    -----------          -----------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                                   12,340,894           12,986,098
                                                                    ===========          ===========

Net Income per Common Share:
  Basic                                                                   $0.61                $0.47
                                                                          =====                =====
  Diluted                                                                 $0.60                $0.46
                                                                          =====                =====

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

For the three months ended March 31, 1999, commissions and fees were $46.0 million, a decrease of 1.3% from commissions and fees of $46.6 million during the comparable period of the prior year. Approximately $2.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $3.2 million from the sale of certain offices and accounts in 1999 and 1998 and decreases due to a change in the amount and timing of certain payments from selected carriers, which are no longer heavily concentrated in the first quarter. Commissions and fees from operations owned during both periods increased 1.5%.

Investment income remained relatively level and other income increased $3.6 million from the prior year. Amounts in other income include gains from the sale of certain insurance accounts and other assets of $3.6 million and $0.2 million in 1999 and 1998, respectively.

Expenses remained relatively level with the prior year. Increases relate to increased earnings and purchase acquisitions, offset by the impact of certain offices sold in 1999 and 1998.

The Company's overall tax rate of 40.8% for the three months ended March 31, 1998, was relatively comparable to the rate of 41.0% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 1999 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1999.

Liquidity and Capital Resources:

Net cash provided by operations totaled $6.7 million and $11.4 million for the three months ended March 31, 1999 and 1998, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Cash expenditures for the acquisition of property and equipment were $1.6 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $1.4 million and $2.9 million in the three months ended March 31, 1999 and 1998, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds form the sale of accounts and other assets amounted to $4.5 million and $0.5 million in the three months ended March 31, 1999 and 1998, respectively. The Company did not have any material capital expenditure commitments as of March 31, 1999.

Financing activities utilized cash of $1.9 million and $4.4 million in the three months ended March 31, 1999 and 1998, respectively, as the Company made scheduled debt repayments. In addition, during the three months ended March 31, 1998, the Company repurchased 132,000 shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 770,000 shares and expects to continue to repurchase shares at a decreased level from 1998 during the remainder of 1999. The Company anticipates the continuance of its dividend policy. The Company had a bank credit agreement for $40.0 million under loans due through 2003. At March 31, 1999, there were loans of $40.0 million outstanding under the agreement. In May 1999, this facility was refinanced with a $110 million credit facility obtained in connection with the acquisition of American Phoenix Corporation.

The Company had a current ratio (current assets to current liabilities) of 0.94 to 1.00 as of March 31, 1999. Shareholders' equity of $52.0 million at March 31, 1999, is improved from $45.7 million at December 31, 1998, and the debt to equity ratio of 0.83 to 1.00 is decreased from the ratio at December 31, 1998 of
0.96 to 1.00 due to net income.

On March 29, 1999, the Company entered into a Stock Purchase Agreement with PM Holdings, Inc., Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III to acquire all of the issued and outstanding shares of capital stock of American Phoenix Corporation. The acquisition closed May 3, 1999. Upon consummation of the acquisition, the Company incurred debt of approximately $49 million under a credit facility obtained in connection with the acquisition and issued $32 million principal amount of 5.25% Convertible Subordinated Debentures due 2014. The Company expects repayment and servicing of the debt to be funded largely from cash flows of the combined operations. Additionally, management believes that these cash requirements will be partially offset by federal income tax benefits related to the interest expense and a portion of the goodwill amortization. Based upon the historic ability of the Company and American Phoenix Corporation to generate consistent, positive cash flows, the Company believes that the combined company will have sufficient liquidity and adequate capital resources to meet both its short- and long-term capital needs.

Market Risk

The Company has certain investments and utilizes (on a limited basis) derivative financial instruments which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

The Company's  technological  operations  rely  primarily on personal  computers
("PC's") and off-the-shelf software applications. As such, management is monitoring a program to evaluate external software relationships and ready its computer systems for the year 2000. As part of this process, the Company has assessed its year 2000 readiness by (1) performing an inventory of its PC's and applications software; (2) seeking compliance statements from its agency management system and other third party software vendors; and (3) testing PC hardware. As a result of this assessment, the Company is upgrading or replacing portions of its existing software and hardware that were not year 2000 compliant. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The Company substantially completed the required software replacements during 1998 and expects hardware replacements to be completed during 1999. The Company is also assessing any systems that may contain embedded chips or microcontrollers, such as elevators, office equipment, telephones or security systems. This assessment should be completed by mid 1999 with replacements or upgrades and limited testing to occur during the remainder of 1999.

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

The Company has begun a comprehensive contingency planning effort to ensure that all critical business functions will continue on January 1, 2000. The plan will outline the procedures to follow for the most likely areas of risk. The Company expects its contingency plan to create a business continuity project work group, define triggers for activating contingency plans, assess business resumption strategies and establish alternative processes for core business functions, where commercially reasonable. The Company's contingency planning efforts will be ongoing throughout 1999.

The Company currently estimates that the total costs for addressing the year 2000 issue, including the necessary enhancements, will be approximately $3.8 million. Software and hardware replacements are being capitalized; whereas, the costs associated with preparing for the year 2000 are expensed as incurred and are being funded with cash from operations. As of March 31, 1999, the Company had spent approximately $2.4 million. The Company does not expect the total cost of addressing the year 2000 issue with respect to its internal computer systems and hardware to be material to its consolidated financial condition or results of operations.

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements, including but not limited to statements regarding the impact of the year 2000 issue on the Company's business and operations, are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On March 29, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with PM Holdings, Inc. ("Holdings"), Phoenix Home Life Mutual Insurance Company ("Phoenix") and Martin L. Vaughan, III ("Vaughan"). Pursuant to the Stock Purchase Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of American Phoenix Corporation ("American Phoenix") (collectively, the "Acquisition") from Holdings and Vaughan. As part of the consideration to be paid by the Company in connection with the Acquisition, the Company agreed to issue to Holdings and Phoenix an aggregate principal amount of $32,000,000 of the Company's 5.25% Convertible Subordinated Debentures (Due 2014) (the "Subordinated Debentures"). The closing of the Acquisition and the issuance of the Subordinated Debentures to Holdings and Phoenix occurred on May 3, 1999. The Subordinated Debentures are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $22.75 per share of Common Stock (or 1,406,593 shares of Common Stock in the aggregate), subject to certain anti-dilution adjustments as provided in the Indenture, dated as of May 3, 1999, between the Company and Crestar Bank, as trustee (the "Indenture"), relating to the Subordinated Debentures. For a description of these and other terms of the Subordinated Debentures, see the Indenture, which is attached to this report as
Exhibit 10.2.

         The offer and sale of the Subordinated Debentures to Holdings and Phoenix were made pursuant to the exemption from registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) of the Securities Act.

         (d)      Not applicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit No.                          Document
                  -----------                          --------

                     10.1 Credit Agreement dated as of May 3, 1999, among the registrant, as Borrower, the lenders named therein, First Union National Bank, as
                                         administrative   agent,  PNC  Bank,  as
                                         documentation   agent  and  NationsBanc
                                         Montgomery     Securities    LLC,    as
                                         syndication   agent   (incorporated  by
                                         reference   to  Exhibit   99.1  to  the
                                         Company's  Form 8-K dated May 3,  1999,
                                         File No. 0-15981)

                     10.2 Indenture dated as of May 3, 1999 made by and among the registrant and Crestar Bank as Trustee*

                     10.3 Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the registrant*

                     10.4                Employment   Agreement  for  Martin  L.
                                         Vaughan, III*

                     10.5 Voting and Standstill Agreement dated as of May 3, 1999 made by and among the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company*

                     10.6 Registration Rights Agreement dated as of May 3, 1999 made between the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company*

                     27                  Financial    Data    Schedule    (filed
                                         electronically only)*

*Filed Herewith

         b)       Reports on Form 8-K

                  (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 1, 1999. The Form 8-K, which was dated March 30, 1999, reported items 5 and 7 and attached as an exhibit and incorporated by reference a press release that announced the signing of a definitive agreement to acquire American Phoenix Corporation (American Phoenix), the property and casualty brokerage subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $49.0 million in cash, $32.0 million (principal amount) of convertible notes and 1.0 million shares of Common Stock for all of American Phoenix's outstanding stock.

                  (ii) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 1999. The Form 8-K, which was dated May 3, 1999, reported items 2 and 7 and announced the consummation of the acquisition and included as exhibits (i) the audited financial statements of American Phoenix and (ii) proforma condensed financial statements of the Company giving effect to the acquisition, both for the period ended December 31, 1998.

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


Date     May 14, 1999                      By: /s/  Andrew L. Rogal
                                               ---------------------------------
                                               President and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)



Date     May 14, 1999                      By: /s/  Carolyn Jones
                                               ---------------------------------
                                               Senior Vice President-Finance
                                                 (Principal Financial Officer)



Date     May 14, 1999                      By: /s/  Robert W. Blanton, Jr.
                                               ---------------------------------
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                                    Document
-----------                                    --------

   10.1 Credit Agreement dated as of May 3, 1999, among the registrant, as Borrower, the lenders named therein, First Union National Bank, as administrative agent, PNC Bank, as documentation agent and NationsBanc Montgomery Securities LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated May 3, 1999, File No. 0-15981)

   10.2 Indenture dated as of May 3, 1999 made by and among the registrant and Crestar Bank as Trustee*

   10.3 Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the registrant*

   10.4                 Employment Agreement for Martin L. Vaughan, III*

   10.5 Voting and Standstill Agreement dated as of May 3, 1999 made by and among the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company*

   10.6 Registration Rights Agreement dated as of May 3, 1999 made between the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company*

   27                   Financial Data Schedule (filed electronically only)*


*    Filed Herewith