Form 10-Q
period 1999-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 1999-08-13
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999                  Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Virginia                                               54-1194795
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    P. O. Box 1220, Glen Allen, VA                                23060-1220
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                      Outstanding at July 31, 1999
--------------------------                          ----------------------------
Common stock, no par value                                   13,103,048

                        HILB, ROGAL AND HAMILTON COMPANY

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

             Item 1.      Financial Statements

             Statement of Consolidated Income
               for the three months and six months
               ended June 30, 1999 and 1998                                    3

             Consolidated Balance Sheet,
               June 30, 1999 and December
               31, 1998                                                        4

             Statement of Consolidated Shareholders'
               Equity for the six months ended
               June 30, 1999 and 1998                                          5

             Statement of Consolidated Cash Flows
               for the six months ended June
               30, 1999 and 1998                                               6

             Notes to Consolidated Financial
               Statements                                                    7-9

             Item 2.      Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations                          10-14

             Item 3.      Qualitative and Quantitative Disclosures
                            About Market Risk                                 14

Part II. OTHER INFORMATION

             Item 2.      Changes in Securities and Use of Proceeds        14-15

             Item 4.      Submission of Matters to a Vote of
                            Security Holders                                  15

             Item 6.      Exhibits and Reports on Form 8-K                 16-17

                         PART I - FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                   JUNE 30, 1999       JUNE 30, 1998        JUNE 30, 1999       JUNE 30, 1998
                                   -------------       -------------        -------------       -------------
Revenues
  Commissions and fees               $54,100,554        $41,665,869          $100,075,678         $88,234,711
  Investment income                      517,399            440,664               854,514             816,469
  Other                                  267,289          2,428,765             4,208,665           2,773,145
                                    ------------       ------------         -------------        ------------
                                      54,885,242         44,535,298           105,138,857          91,824,325

Operating expenses
  Compensation and
    employee benefits                 31,474,490         24,490,568            56,544,431          49,287,468
  Other operating expenses            11,960,156         10,016,360            21,901,184          19,938,117
  Amortization of
    intangibles                        2,634,719          1,959,477             4,639,218           3,896,708
  Interest expense                     1,518,840            535,312             2,205,163           1,099,061
  Integration costs                    1,900,000                  -             1,900,000                   -
                                    ------------       ------------         -------------        ------------
                                      49,488,205         37,001,717            87,189,996          74,221,354
                                    ------------       ------------         -------------        ------------

INCOME BEFORE
  INCOME TAXES                         5,397,037          7,533,581            17,948,861          17,602,971

Income taxes                           2,353,497          3,087,984             7,468,366           7,211,833
                                    ------------       ------------         -------------        ------------

  NET INCOME                          $3,043,540         $4,445,597           $10,480,495         $10,391,138
                                    ============       ============         =============        ============

NET INCOME PER
  COMMON SHARE:
  Basic                                    $0.24              $0.35                 $0.83              $0.82
                                           =====              =====                 =====              =====
  Diluted                                  $0.23              $0.35                 $0.81              $0.80
                                           =====              =====                 =====              =====



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                              JUNE 30,             DECEMBER 31,
                                                                                1999                   1998
                                                                           --------------         --------------
                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $ 37,795,859           $ 19,394,958
  Investments                                                                   2,851,997              3,383,742
  Receivables:
    Premiums, less allowance for doubtful accounts of
      $1,513,000 and $1,505,000, respectively                                  65,042,640             45,313,620
    Other                                                                       8,256,725              6,257,370
                                                                           --------------         --------------
                                                                               73,299,365             51,570,990
  Prepaid expenses and other current assets                                     3,456,805              3,852,095
                                                                           --------------         --------------
                TOTAL CURRENT ASSETS                                          117,404,026             78,201,785

INVESTMENTS                                                                     2,846,468              3,068,140

PROPERTY AND EQUIPMENT (NET)                                                   15,905,047             12,387,194

INTANGIBLE ASSETS (NET)                                                       184,327,856             87,470,633

OTHER ASSETS                                                                    7,596,632              6,938,074
                                                                           --------------         --------------
                                                                             $328,080,029           $188,065,826
                                                                           ==============         ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies                                    $ 99,758,646           $ 65,436,784
  Accounts payable and accrued expenses                                        17,290,945             13,025,426
  Premium deposits and credits due customers                                   10,001,407              7,765,575
  Current portion of long-term debt                                             4,688,689              2,277,479
                                                                           --------------         --------------
                TOTAL CURRENT LIABILITIES                                     131,739,687             88,505,264

LONG-TERM DEBT                                                                116,280,487             43,658,306

OTHER LONG-TERM LIABILITIES                                                    11,995,880             10,191,881

SHAREHOLDERS' EQUITY
  Common Stock, no par value; authorized
    50,000,000 shares; outstanding 13,098,986
    and 12,117,412 shares, respectively                                        19,823,119              3,831,208
  Retained earnings                                                            48,240,856             41,879,167
                                                                           --------------         --------------
                                                                               68,063,975             45,710,375
                                                                           --------------         --------------
                                                                             $328,080,029           $188,065,826
                                                                           ==============         ==============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                            Common Stock         Retained Earnings
                                                            ------------         -----------------
Balance at January 1, 1999                                  $ 3,831,208             $41,879,167
  Issuance of 1,114,174 shares of
    Common Stock                                             18,615,735
  Purchase of 132,600 shares of
    Common Stock                                             (2,623,824)
  Payment of dividends ($.315 per share)                                             (4,118,806)
  Net income                                                                         10,480,495
                                                            -----------             -----------
Balance at June 30, 1999                                    $19,823,119             $48,240,856
                                                            ===========             ===========

Balance at January 1, 1998                                  $16,540,461             $34,798,138
  Issuance of 98,014 shares of
    Common Stock                                              1,251,975
  Purchase of 476,900 shares of
    Common Stock                                             (8,270,524)
  Payment of dividends ($.31 per share)                                              (3,982,068)
  Other                                                        (169,262)
  Net income                                                                         10,391,138
                                                            -----------             -----------
Balance at June 30, 1998                                    $ 9,352,650             $41,207,208
                                                            ===========             ===========




See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                JUNE 30, 1999           JUNE 30, 1998
                                                                -------------           -------------
OPERATING ACTIVITIES
  Net income                                                     $ 10,480,495            $ 10,391,138
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 2,085,393               1,730,591
      Amortization of intangible assets                             4,639,218               3,896,708
                                                                -------------           -------------
      Net income plus amortization and depreciation                17,205,106              16,018,437

      Provision for losses on accounts receivable                     172,840                 244,181
      Gain on sale of assets                                       (3,667,066)             (2,321,176)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          (Increase) decrease in accounts receivable               13,574,103                 (89,333)
          Decrease in prepaid expenses                              2,042,286               1,351,435
          Increase (decrease) in premiums payable to
            insurance companies                                   (15,226,271)                828,919
          Increase (decrease) in premium deposits and
            Credits due customers                                   2,086,984                (373,001)
          Increase (decrease) in accounts payable and
            accrued expenses                                       (2,395,621)              1,376,447
          Other operating activities                                  284,977                 313,528
                                                                -------------           -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                       14,077,338              17,349,437

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                     2,824,317               2,230,206
  Purchase of investments                                          (2,070,901)               (308,141)
  Purchase of property and equipment                               (3,879,658)             (1,645,065)
  Purchase of insurance agencies, net of cash acquired            (27,097,400)             (4,248,804)
  Proceeds from sale of assets                                      4,587,377               4,241,526
  Other investing activities                                       (2,468,030)                 20,396
                                                                -------------           -------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                            (28,104,295)                290,118
FINANCING ACTIVITIES
  Proceeds from long-term debt                                     93,000,000                       -
  Principal payments on long-term debt                            (55,513,996)               (809,205)
  Proceeds from issuance of Common Stock                            1,684,484               1,251,975
  Repurchase of Common Stock                                       (2,623,824)             (8,270,524)
  Dividends                                                        (4,118,806)             (3,982,069)
                                                                -------------           -------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                             32,427,858             (11,809,823)
                                                                -------------           -------------
INCREASE IN CASH AND CASH EQUIVALENTS                              18,400,901               5,829,732
  Cash and cash equivalents at beginning of period                 19,394,958              22,314,860
                                                                -------------           -------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                                         $ 37,795,859            $ 28,144,592
                                                                =============           =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1999

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

NOTE C--ACQUISITIONS

On May 3, 1999, the Company acquired all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, from Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan,
III. The shares were acquired in exchange for approximately $49 million in cash, $32 million in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The Company funded the cash portion of the purchase price with a credit facility obtained in connection with the acquisition. The acquisition has been accounted for by the purchase method of accounting. Intangible assets of approximately $97 million, created by the acquisition, will be amortized over 25 years. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1999

(UNAUDITED)

NOTE C--ACQUISITIONS-Continued

assets and liabilities of American Phoenix Corporation have been revalued to their respective fair market values. Certain fair value estimates used in the determination of goodwill were preliminary and are subject to adjustment, which may increase or decrease the amount of goodwill recorded. The financial statements of the Company reflect the combined operations of the Company and American Phoenix Corporation from the closing date of the acquisition.

Pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company has recorded a charge of $1.9 million related to severance, termination costs and other restructuring costs necessary to integrate the operations of American Phoenix Corporation with the Company. Costs incurred to exit certain leases and physically merge common locations comprised $950,000 of this amount. The remaining amount relates to employee severance and other integration costs. These charges have not been included in the following pro forma amounts. Similar costs related to American Phoenix Corporation's severance and termination costs, which are estimated at $2,200,000, have been capitalized as part of the purchase price. The following unaudited pro forma results of operations of the Company give effect to the acquisition of American Phoenix Corporation as though the transaction had occurred on January 1, 1999 and 1998, respectively.

                                                Six Months Ended June 30
                                               1999                  1998
                                               ----                  ----

        REVENUES                           $129,874,908          $126,841,202
        NET INCOME                           12,917,992            11,050,640

        NET INCOME PER
          COMMON SHARE:
          Basic                                   $0.98                 $0.81
                                                  =====                 =====
          Diluted                                 $0.91                 $0.76
                                                  =====                 =====

        WEIGHTED AVERAGE
          SHARES OUTSTANDING:
          Basic                              13,236,936            13,721,343
                                             ==========            ==========
          Diluted                            14,770,881            15,318,403
                                             ==========            ==========

During the first six months of 1999, the Company also acquired certain assets and liabilities of one insurance agency for $2,244,000 ($1,450,000 in cash and $794,000 in guaranteed future payments) in a purchase accounting transaction. Pro forma revenues and net income are not material to the consolidated financial statements.

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 1999

(UNAUDITED)

NOTE D--SALE OF ASSETS

During the six months ended June 30, 1999 and 1998, the Company sold certain insurance accounts and other assets resulting in gains of approximately $3,667,000 and $2,321,000, respectively, including $4,000 of losses and $2,173,000 of gains during the second quarters of 1999 and 1998, respectively. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE E--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      June 30, 1999      June 30, 1998       June 30, 1999         June 30, 1998
                                                      -------------      -------------       -------------         -------------
Numerator for basic net income
  per share - net income                                $ 3,043,540        $ 4,445,597         $10,480,495           $10,391,138
  Effect of dilutive securities:
    5.25% convertible debenture                             173,082                  -             173,082                     -
                                                      -------------      -------------       -------------         -------------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                                 $ 3,216,622        $ 4,445,597         $10,653,577           $10,391,138
                                                        ===========        ===========         ===========           ===========

Denominator
  Weighted average shares                                12,796,632         12,651,328          12,466,536            12,710,292
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                              89,385             12,000             103,733                11,051
                                                      -------------      -------------       -------------         -------------
  Denominator for basic net income per
   share                                                 12,886,017         12,663,328          12,570,269            12,721,343
  Effect of dilutive securities
    Employee stock options                                  144,865            156,873             114,177               181,807
    Contingent stock - acquisitions                          23,465             17,320              13,175                 8,660
    5.25% convertible debenture                             937,729                 -              468,864                     -
                                                      -------------      -------------       -------------         -------------
  Dilutive potential common shares                        1,106,059            174,193             596,216               190,467
                                                      -------------      -------------       -------------         -------------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                       13,992,076         12,837,521          13,166,485            12,911,810
                                                      =============      =============       =============         =============

Net Income per Common Share:
  Basic                                                       $0.24              $0.35               $0.83                 $0.82
                                                              =====              =====               =====                 =====
  Diluted                                                     $0.23              $0.35               $0.81                 $0.80
                                                              =====              =====               =====                 =====

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

On May 3, 1999, the Company acquired all of the issued and outstanding shares of common stock of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, from Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan, III. The assets and liabilities of American Phoenix Corporation have been revalued to their respective fair market values. The financial statements of the Company reflect the combined operations of the Company and American Phoenix Corporation from the closing date of the acquisition.

For the three months ended June 30, 1999 commissions and fees were $54.1 million, an increase of 29.8% from commissions and fees of $41.7 million during the comparable period of the prior year. Approximately $13.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $3.1 million from the sale of certain offices and accounts in 1999 and 1998. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 5.2%.

Investment income was comparable to the same period of the prior year. Other income decreased $2.2 million or 89.0% from the prior year primarily due to $2.2 million in gains from divestitures in 1998, including the sale of substantially all of the assets of the Fort Lauderdale, Florida office during June 1998, compared with net losses of $4,000 in 1999.

Expenses increased by $12.5 million or 33.7%. Integration costs of $1.9 million were charged in the second quarter of 1999 to integrate the operations of American Phoenix Corporation with the Company. Compensation and benefits and other operating expenses increased $7.0 million and $1.9 million, respectively, primarily due to purchase acquisitions of new insurance agencies and increased earnings, offset in part by decreases from the sale of certain offices and accounts in 1999 and 1998. Amortization of intangibles increased approximately $0.7 million due primarily to the aforementioned purchase acquisitions. Interest expense increased by $1.0 million due to increased bank borrowings and issuance of convertible subordinated debentures utilized to finance agency acquisition and stock repurchase programs.

The Company's overall tax rate for the three months ended June 30, 1999 was 43.6% versus 41.0% for the same period of the prior year. The increase was due to the nondeductibility of a portion of the goodwill from the American Phoenix Corporation acquisition.

For the six months ended June 30, 1999, commissions and fees were $100.1 million, an increase of 13.4% from commissions and fees of $88.2 million during the comparable period of the prior year. Approximately $16.0 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $6.6 million from the sale of certain offices and accounts in 1999 and 1998. Commissions and fees, excluding the effect of acquisitions and dispositions, from operations owned during both periods increased 3.2%.

Investment income was comparable to the same period of the prior year. Other income increased $1.4 million or 51.8% from the prior year primarily due to the net impact of nonrecurring gains from the sale of assets.

Expenses increased by $13.0 million or 17.5%. Integration costs of $1.9 million were charged in the second quarter for the integration of operations between the Company and American Phoenix Corporation. Increases include $7.2 million in compensation and benefits and $2.0 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased earnings, offset in part by decreases from the sale of certain offices and accounts in 1999 and 1998. Amortization of intangibles increased approximately $0.7 million due primarily to purchase acquisitions. Interest expense increased by $1.1 due to increased bank borrowings and subordinated convertible debentures utilized to finance agency acquisition and stock repurchase programs.

The Company's overall tax rate of 41.6% for the six months ended June 30, 1999, increased from the rate of 41.0% for the six months ended June 30, 1998 primarily due to the nondeductibility of a portion of the goodwill from the American Phoenix Corporation acquisition.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 1999 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1999.

Liquidity and Capital Resources:

Net cash provided by operations totaled $14.1 million and $17.3 million for the six months ended June 30, 1999 and 1998, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $3.9 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $27.1 million and $4.2 million in the six months ended June 30, 1999 and 1998, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $4.6 million and $4.2 million in the six months ended June 30, 1999 and 1998, respectively. The Company did not have any material capital expenditure commitments as of June 30, 1999.

Financing activities provided (utilized) cash of $32.4 million and ($11.8) million in the six months ended June 30, 1999 and 1998, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the six months ended June 30, 1999 and 1998, the Company repurchased 132,600 and 476,900, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 644,900 shares. The Company anticipates the continuance of its current dividend. The Company has a bank credit agreement for $110.0 million under loans due through 2004 and $28.5 million of 5.25% Convertible Subordinated Debentures due 2014. At June 30, 1999, there were loans of $81.0 million outstanding under the bank credit agreement.

The Company had a current ratio (current assets to current liabilities) of 0.89 to 1.00 as of June 30, 1999. Shareholders' equity of $68.1 million at June 30, 1999, is increased from $45.7 million at December 31, 1998. The debt to equity ratio of 1.71 to 1.00 is increased from the ratio at December 31, 1998 of 0.96 to 1.00 due to the above mentioned increase in borrowings under the bank credit agreement, issuance of Convertible Subordinated Debentures, and the issuance of $17.0 million of stock related to the American Phoenix acquisition offset by the impact of the aforementioned Common Stock repurchase program.

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

The Company's  technological  operations  rely  primarily on personal  computers
("PC's") and off-the-shelf software applications. As such, management is monitoring a program to evaluate external software relationships and ready its computer systems for the year 2000. As part of this process, the Company has assessed its year 2000 readiness by (1) performing an inventory of its PC's and applications software; (2) seeking compliance statements from its agency management system and other third party software vendors; and (3) testing PC hardware. As a result of these assessments, the Company determined that it was necessary to upgrade or replace portions of its existing software and hardware that were not year 2000 compliant. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The Company substantially completed the required software replacements during 1998 and expects hardware replacements to be completed during 1999. The Company is also assessing any systems that may contain embedded chips or microcontrollers, such as elevators, office equipment, telephones or security systems. This assessment should be substantially completed by the end of the third quarter of 1999 with replacements or upgrades and limited testing to occur during the remainder 1999.

The Company is also evaluating insurance carriers, financial institutions and other third party vendors. This process is expected to be complete by the end of the third quarter 1999. Determining the year 2000 readiness of external parties requires the collection of compliance statements made by those parties, together with factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not available or is not reliable.

American Phoenix Corporation also performed similar assessments prior to the acquisition on May 3, 1999. American Phoenix Corporation is adopting the Company's year 2000 readiness guidelines and will have substantially completed any additional procedures by the end of the third quarter.

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

The Company is progressing on its comprehensive contingency planning effort to ensure that all critical business functions will continue on January 1, 2000. The plan will outline the procedures to follow for the most likely areas of risk. The Company expects its contingency plan to create a business continuity project work group, define triggers for activating contingency plans, assess business resumption strategies and establish alternative processes for core business functions, where commercially reasonable. The Company's contingency planning efforts will be ongoing throughout 1999.

The Company currently estimates that the total costs for addressing the year 2000 issue, including the necessary enhancements, will be approximately $4.2 million. Software and hardware replacements are being capitalized; whereas, the costs associated with preparing for the year 2000 are expensed as incurred and are being funded with cash from operations. As of June 30, 1999, the Company had spent approximately $3.4 million. The Company does not expect the total cost of addressing the year 2000 issue with respect to its internal computer systems and hardware to be material to its consolidated financial condition or results of operations.

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

Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOUSRES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On March 29, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with PM Holdings, Inc. ("Holdings"), Phoenix Home Life Mutual Insurance Company ("Phoenix") and Martin L. Vaughan, III ("Vaughan"). Pursuant to the Stock Purchase Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of American Phoenix Corporation ("American Phoenix") (collectively, the "Acquisition") from Holdings and Vaughan. As part of the consideration to be paid by the Company in connection with the Acquisition, the Company agreed to issue to Holdings and Phoenix an aggregate principal amount of $32,000,000 of the Company's 5.25% Convertible Subordinated Debentures (Due 2014) (the "Subordinated Debentures"). The closing of the Acquisition and the issuance of the Subordinated Debentures to Holdings and Phoenix occurred on May 3, 1999. The Subordinated Debentures are convertible at any time at the option of the holder into shares of the Company's Common Stock at a conversion price of $22.75 per share of Common Stock (or 1,406,593 shares of Common Stock in the aggregate), subject to certain anti-dilution adjustments as provided in the Indenture, dated as of May 3, 1999, between the Company and Crestar Bank, as trustee (the "Indenture"), relating to the Subordinated
Debentures.  For a  description  of these  and other  terms of the  Subordinated
Debentures,  see the Indenture,  which is  incorporated  by reference as Exhibit
10.2.

The offer and sale of the Subordinated Debentures to Holdings and Phoenix were made pursuant to the exemption from registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) of the Securities Act.

         (d)      Not applicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Annual Meeting of Shareholders (the "Meeting") of Hilb, Rogal and Hamilton Company (the "Company") was held on Tuesday, June 8, 1999.

         b) The Shareholders voted for the election of the following persons to serve as directors of the Company for the term of three (3) years expiring on the date of the Annual Meeting in 2002. The results of the voting in these elections are set forth below.

                                                      Votes For       Votes Against         Votes        Non-Votes
                                                                                          Withheld
                  Theodore L. Chandler, Jr.          10,665,726             0              138,367       1,367,221
                  Norwood H. Davis, Jr.              10,664,026             0              140,067       1,367,221
                  Thomas H. O'Brien                  10,664,671             0              138,967       1,367,676

                  No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits

             Exhibit No.                         Document

                10.1 Credit Agreement dated as of May 3, 1999, among the registrant, as Borrower, the lenders named therein, First Union National Bank, as administrative agent, PNC Bank, as documentation agent and NationsBanc Montgomery Securities LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated May 3, 1999, File No. 0-15981)

                10.2 Indenture dated as of May 3, 1999 made by and among the registrant and Crestar Bank as Trustee (incorporated by reference to Exhibit
                                 10.2 to the  Company's  Form 10-Q dated May 14,
                                 1999)

                10.3 Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the registrant (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q dated May 14, 1999)

                10.4 Employment Agreement for Martin L. Vaughan, III (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q dated May 14, 1999)

                10.5 Voting and Standstill Agreement dated as of May 3, 1999 made by and among the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q dated May 14, 1999)

                10.6 Registration Rights Agreement dated as of May 3, 1999 made between the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q dated May 14, 1999)

                27 Financial Data Schedule (filed electronically only)*


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


                                        Hilb, Rogal and Hamilton Company
                                        --------------------------------
                                                  (Registrant)


Date      August 13, 1999               By:     /s/  Andrew L. Rogal
      -----------------------                -----------------------------------
                                             President and Chief Executive
                                               Officer
                                             (Principal Executive Officer)



Date     August 13, 1999                By:    /s/  Carolyn Jones
      ----------------------                 -----------------------------------
                                             Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                             (Principal Financial Officer)



Date      August 13, 1999               By:    /s/  Robert W. Blanton, Jr.
      -----------------------                -----------------------------------
                                             Vice President and Controller
                                               (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

          Exhibit No.                                Document

             10.1 Credit Agreement dated as of May 3, 1999, among the registrant, as Borrower, the lenders named therein, First Union National Bank, as administrative agent, PNC Bank, as documentation agent and NationsBanc Montgomery Securities LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated May 3, 1999, File No. 0-15981)

             10.2 Indenture dated as of May 3, 1999 made by and among the registrant and Crestar Bank as Trustee (incorporated by reference to Exhibit
                                  10.2 to the Company's  Form 10-Q dated May 14,
                                  1999)

             10.3 Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the registrant (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q dated May 14, 1999)

             10.4 Employment Agreement for Martin L. Vaughan, III (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q dated May 14, 1999)

             10.5 Voting and Standstill Agreement dated as of May 3, 1999 made by and among the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q dated May 14, 1999)

             10.6 Registration Rights Agreement dated as of May 3, 1999 made between the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q dated May 14, 1999)

             27 Financial Data Schedule (filed electronically only)*


*Filed Herewith