Form 10-Q
period 1999-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 1999-11-12
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999             Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Virginia                                               54-1194795
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    P. O. Box 1220, Glen, Allen, VA                              23060-1220
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at October 31, 1999
--------------------------                       -------------------------------
Common stock, no par value                                  13,120,600

                        HILB, ROGAL AND HAMILTON COMPANY

                                      INDEX


                                                                            Page

Part I.  FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                  Statement of Consolidated Income
                    for the three months and nine months
                    ended September 30, 1999 and 1998                        3

                  Consolidated Balance Sheet,
                    September 30, 1999 and December
                    31, 1998                                                 4

                  Statement of Consolidated Shareholders'
                    Equity for the nine months ended
                    September 30, 1999 and 1998                              5

                  Statement of Consolidated Cash Flows
                    for the nine months ended September
                    30, 1999 and 1998                                        6

                  Notes to Consolidated Financial
                    Statements                                              7-9

                  Item 2.      Management's Discussion and Analysis
                                 of Financial Condition and
                                 Results of Operations                     10-14

                  Item 3.      Qualitative and Quantitative Disclosures
                                 About Market Risk                           14

Part II. OTHER INFORMATION

                  Item 6.      Exhibits and Reports on Form 8-K              14

                         PART I - FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                  SEPT. 30, 1999      SEPT. 30, 1998       SEPT. 30, 1999      SEPT. 30, 1998
                                  --------------      --------------       --------------       --------------
REVENUES
  Commissions and fees             $ 61,374,665        $ 41,470,588         $161,450,343         $129,705,298
  Investment income                     571,809             387,316            1,426,323            1,203,785
  Other                               1,260,162             407,858            5,468,827            3,181,003
                                   ------------        ------------         ------------         ------------
                                     63,206,636          42,265,762          168,345,493          134,090,086

OPERATING EXPENSES
  Compensation and
    employee benefits                35,192,027          24,375,114           91,736,458           73,662,581
  Other operating expenses           13,284,188          10,084,245           35,185,372           30,022,361
  Amortization of
    intangibles                       2,980,643           1,964,146            7,619,861            5,860,854
  Interest expense                    2,144,184             533,085            4,349,347            1,632,147
  Integration costs                           -                   -            1,900,000                    -
                                   ------------        ------------         ------------         ------------
                                     53,601,042          36,956,590          140,791,038          111,177,943
                                   ------------        ------------         ------------         ------------
INCOME BEFORE
  INCOME TAXES                        9,605,594           5,309,172           27,554,455           22,912,143

Income taxes                          3,689,601           2,207,695           11,157,967            9,419,527
                                   ------------        ------------         ------------         ------------

  NET INCOME                       $  5,915,993        $  3,101,477         $ 16,396,488         $ 13,492,616
                                   ============        ============         ============         ============

  NET INCOME PER
    COMMON SHARE:
    Basic                                 $0.45               $0.25                $1.28               $1.07
                                          =====               =====                =====               =====
    Diluted                               $0.42               $0.25                $1.23               $1.06
                                          =====               =====                =====               =====








See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            1999                   1998
                                                                        -------------          ------------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $ 40,302,662          $ 19,394,958
  Investments                                                              2,203,611             3,383,742
  Receivables:
    Premiums, less allowance for doubtful accounts of
      $1,584,000 and $1,505,000, respectively                             61,624,598            45,313,620
    Other                                                                  8,389,647             6,257,370
                                                                        ------------          ------------
                                                                          70,014,245            51,570,990
  Prepaid expenses and other current assets                                4,295,280             3,852,095
                                                                        ------------          ------------
                TOTAL CURRENT ASSETS                                     116,815,798            78,201,785

INVESTMENTS                                                                2,455,474             3,068,140

PROPERTY AND EQUIPMENT (NET)                                              15,589,969            12,387,194

INTANGIBLE ASSETS (NET)                                                  182,149,288            87,470,633

OTHER ASSETS                                                               8,063,485             6,938,074
                                                                        ------------          ------------
                                                                        $325,074,014          $188,065,826
                                                                        ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies                               $100,403,559          $ 65,436,784
  Accounts payable and accrued expenses                                   13,388,319            13,025,426
  Premium deposits and credits due customers                              12,866,832             7,765,575
  Current portion of long-term debt                                        4,606,710             2,277,479
                                                                        ------------          ------------
                TOTAL CURRENT LIABILITIES                                131,265,420            88,505,264

LONG-TERM DEBT                                                           109,752,830            43,658,306

OTHER LONG-TERM LIABILITIES                                               12,231,638            10,191,881

SHAREHOLDERS' EQUITY
  Common Stock, no par value; authorized
    50,000,000 shares; outstanding 13,118,675
    and 12,117,412 shares, respectively                                   19,817,960             3,831,208
  Retained earnings                                                       52,006,166            41,879,167
                                                                        ------------          ------------
                                                                          71,824,126            45,710,375
                                                                        ------------          ------------
                                                                        $325,074,014          $188,065,826
                                                                        ============          ============









See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                      Common Stock           Retained Earnings
                                                      ------------           -----------------
Balance at January 1, 1999                            $  3,831,208              $ 41,879,167
  Issuance of 1,166,163 shares of
    Common Stock                                        19,386,042
  Purchase of 164,900 shares of
    Common Stock                                        (3,399,290)
  Payment of dividends ($.49 per share)                                           (6,269,489)
  Net income                                                                      16,396,488
                                                      ------------              ------------
Balance at September 30, 1999                         $ 19,817,960              $ 52,006,166
                                                      ============              ============

Balance at January 1, 1998                            $ 16,540,461              $ 34,798,138
  Issuance of 135,611 shares of
    Common Stock                                         1,704,521
  Purchase of 810,780 shares of
    Common Stock                                       (14,307,508)
  Payment of dividends ($.475 per share)                                          (5,925,645)
  Other                                                   (434,545)
  Net income                                                                      13,492,616
                                                      ------------              ------------
Balance at September 30, 1998                         $  3,502,929              $ 42,365,109
                                                      ============              ============











See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                SEPT. 30, 1999        SEPT. 30, 1998
                                                                --------------        --------------
OPERATING ACTIVITIES
  Net income                                                     $ 16,396,488          $ 13,492,616
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 3,322,138             2,617,589
      Amortization of intangible assets                             7,619,861             5,860,854
                                                                 ------------          ------------
      Net income plus amortization and depreciation                27,338,487            21,971,059

      Provision for losses on accounts receivable                     323,661               370,025
      Gain on sale of assets                                       (4,683,747)           (2,505,644)
      Changes in operating  assets and liabilities net of
        effects from insurance agency acquisitions and
        dispositions:
          (Increase) decrease in accounts receivable               16,708,403            (8,319,017)
          Decrease in prepaid expenses                              1,203,811               377,514
          Increase (decrease) in premiums payable to
            insurance companies                                   (14,581,358)            3,134,977
          Increase (decrease) in premium deposits and
            credits due customers                                   4,952,409              (449,164)
          Increase (decrease) in accounts payable and
            accrued expenses                                       (6,298,247)            1,683,609
          Other operating activities                                1,212,552              (741,376)
                                                                 ------------          ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                       26,175,971            15,521,983

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                     4,063,767             2,890,604
  Purchase of investments                                          (2,270,972)             (533,815)
  Purchase of property and equipment                               (5,489,904)           (2,628,082)
  Purchase of insurance agencies, net of cash acquired            (27,857,257)           (4,983,257)
  Proceeds from sale of assets                                      5,304,771             4,434,152
  Other investing activities                                       (2,620,131)                2,401
                                                                 ------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                             (28,869,726)             (817,997)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                     93,000,000             7,000,000
  Principal payments on long-term debt                            (62,184,553)           (2,937,234)
  Proceeds from issuance of Common Stock                            2,454,792             1,704,521
  Repurchase of Common Stock                                       (3,399,291)          (14,307,508)
  Dividends                                                        (6,269,489)           (5,925,645)
                                                                 ------------          ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                             23,601,459           (14,465,866)
                                                                 ------------          ------------
INCREASE IN CASH AND CASH EQUIVALENTS                              20,907,704               238,120
  Cash and cash equivalents at beginning of period                 19,394,958            22,314,860
                                                                 ------------          ------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                                         $ 40,302,662          $ 22,552,980
                                                                 ============          ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1999

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

In accordance with industry practice, the Company has changed its reporting to state revenues net of commissions paid to outside brokers. Amounts for the prior period have been classified to conform to current year presentation.

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

NOTE C--ACQUISITIONS

On May 3, 1999, the Company acquired all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, from Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan,
III. The shares were acquired in exchange for approximately $49 million in cash, $32 million in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The Company funded the cash portion of the purchase price with a credit facility obtained in connection with the acquisition. The acquisition has been accounted for by the purchase method of accounting. Intangible assets of approximately $97 million, created by the acquisition, will be amortized over 25 years. The assets and liabilities of American Phoenix Corporation have been revalued to their respective fair market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1999

(UNAUDITED)

NOTE C--ACQUISITIONS-Continued

values. Certain fair value estimates used in the determination of goodwill were preliminary and are subject to adjustment, which may increase or decrease the amount of goodwill recorded. The financial statements of the Company reflect the combined operations of the Company and American Phoenix Corporation from the closing date of the acquisition.

Pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a charge of $1.9 million in the second quarter related to severance, termination costs and other restructuring costs necessary to integrate the operations of American Phoenix Corporation with the Company. Costs incurred to exit certain leases and physically merge common locations comprised $950,000 of this amount. The remaining amount relates to employee severance and other integration costs. These charges have been included in the following pro forma amounts. Similar costs related to American Phoenix Corporation's severance and termination costs, which are estimated at $2,200,000, have been capitalized as part of the purchase price. The following unaudited pro forma results of operations of the Company give effect to the acquisition of American Phoenix Corporation as though the transaction had occurred on January 1, 1999 and 1998, respectively.

                                                Nine Months Ended September 30
                                                  1999                  1998
                                                  ----                  ----
        REVENUES                              $193,082,000          $191,524,000
        NET INCOME                              17,694,000            13,587,000

        NET INCOME PER
          COMMON SHARE:
          Basic                                      $1.34                 $1.00
                                                     =====                 =====
          Diluted                                    $1.23                 $0.95
                                                     =====                 =====

        WEIGHTED AVERAGE
          SHARES OUTSTANDING:
          Basic                                 13,222,112            13,564,083
          Diluted                               14,796,325            15,186,242

During the first nine months of 1999, the Company also acquired certain assets and liabilities of one insurance agency for $2,244,000 ($1,450,000 in cash and $794,000 in guaranteed future payments) in a purchase accounting transaction. Pro forma revenues and net income are not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 1999

(UNAUDITED)

NOTE D--SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 1999 and 1998, the Company sold certain insurance accounts and other assets resulting in gains of approximately $3,677,000 and $2,506,000, respectively, including $10,000 and $185,000 of gains during the third quarters of 1999 and 1998, respectively. The Company also recorded a non-taxable gain of $1,006,000 in the third quarter of 1999 from the receipt of insurance proceeds on the life of the former president of a subsidiary. These amounts are included in other revenues in the statement of consolidated income. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE E--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  Sept. 30, 1999       Sept. 30, 1998      Sept. 30, 1999     Sept. 30, 1998
                                                  --------------       --------------      --------------     --------------
Numerator for basic net income
  per share - net income                            $ 5,915,993          $ 3,101,477         $16,396,488        $13,492,616
  Effect of dilutive securities:
    5.25% convertible debenture                         268,789                    -             441,871                  -
                                                    -----------          -----------         -----------        -----------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                             $ 6,184,782          $ 3,101,477         $16,838,359        $13,492,616
                                                    ===========          ===========         ===========        ===========

Denominator
  Weighted average shares                            13,112,666           12,239,629          12,681,912         12,553,405
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                          79,800                9,934              95,756             10,678
                                                    -----------          -----------         -----------        -----------
  Denominator for basic net income per
    share                                            13,192,466           12,249,563          12,777,668         12,564,083
  Effect of dilutive securities
    Employee stock options                              226,373              186,294             151,576            183,303
    Employee non-vested stock                               133                    -                  44                  -
    Contingent stock - acquisitions                      21,649               79,470              15,999             32,263
    5.25% convertible debenture                       1,406,593                    -             781,441                  -
                                                    -----------          -----------         -----------        -----------
  Dilutive potential common shares                    1,654,748              265,764             949,060            215,566
                                                    -----------          -----------         -----------        -----------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                   14,847,214           12,515,327          13,726,728         12,779,649
                                                    ===========          ===========         ===========        ===========

Net Income per Common Share:
  Basic                                                   $0.45                $0.25               $1.28              $1.07
                                                          =====                =====               =====              =====
  Diluted                                                 $0.42                $0.25               $1.23              $1.06
                                                          =====                =====               =====              =====

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

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

For the three months ended September 30, 1999 commissions and fees were $61.4 million, an increase of 48.0% from commissions and fees of $41.5 million during the comparable period of the prior year. Approximately $19.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $2.9 million from the sale of certain offices and accounts in 1999 and 1998. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 6.6%.

Investment income for the quarter increased $0.2 million or 47.6% due primarily to increased invested assets related to purchase acquisitions of new insurance agencies. Other income increased $0.9 million or 208.97% from the prior year primarily due to a $1.0 million nontaxable gain from the receipt of life insurance proceeds.

Expenses for the quarter increased by $16.6 million or 45.0%. Compensation and benefits and other operating expenses increased $10.8 million and $3.2 million, respectively, primarily related to purchase acquisitions of new insurance agencies and increased earnings, offset in part by decreases from the sale of certain offices and accounts in 1999 and 1998. Amortization of intangibles increased approximately $1.0 million due to the aforementioned purchase acquisitions. Interest expense increased by $1.6 million due to bank borrowings and convertible subordinated debentures utilized to finance agency acquisition and stock repurchase programs.

The Company's overall tax rate for the three months ended September 30, 1999 was 38.4% versus 41.6% for the same period of the prior year. The decrease was due to the nontaxable life insurance proceeds offset by the nondeductibility of a portion of the goodwill from the American Phoenix Corporation acquisition.

For the nine months ended September 30, 1999, commissions and fees were $161.5 million, an increase of 24.5% from commissions and fees of $129.7 million during the comparable period of the prior year. Approximately $35.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $9.6 million from the sale of certain offices and accounts in 1999 and 1998. Commissions and fees, excluding the effect of acquisitions and dispositions, from operations owned during both periods increased 4.3%.

Investment income for the nine months increased $0.2 million or 18.5% from the prior year primarily due to increased invested assets related to the impact of purchase acquisitions of new insurance agencies. Other income increased $2.3 million or 71.9% from the prior year primarily due to the aforementioned life insurance proceeds and the net impact of nonrecurring gains from the sale of assets.

Expenses for the nine months increased by $29.6 million or 26.6%. Integration costs of $1.9 million were charged in the second quarter for the integration of operations between the Company and American Phoenix Corporation. Increases include $18.1 million in compensation and benefits and $5.2 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased earnings, offset in part by decreases from the sale of certain offices and accounts in 1999 and 1998. Amortization of intangibles increased approximately $1.8 million due primarily to purchase acquisitions. Interest expense increased by $2.7 million due to increased bank borrowings and convertible subordinated debentures utilized to finance agency acquisition and stock repurchase programs.

The Company's overall tax rate of 40.5% for the nine months ended September 30, 1999, decreased from the rate of 41.1% for the nine months ended September 30, 1998 primarily due to nontaxable life insurance proceeds offset by the nondeductibility of a portion of the goodwill from the American Phoenix Corporation acquisition.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 1999 should not be considered indicative of the results that may be expected for the entire year ending December 31, 1999.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $26.2 million and $15.5 million for the nine months ended September 30, 1999 and 1998, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $5.5 million and $2.6 million for the nine months ended September 30, 1999 and 1998, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $27.9 million and $5.0 million in the nine months ended September 30, 1999 and 1998, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $5.3 million and $4.4 million in the nine months ended September 30, 1999 and 1998, respectively. The Company did not have any material capital expenditure commitments as of September 30, 1999.

Financing activities provided (utilized) cash of $23.6 million and $(14.5) million in the nine months ended September 30, 1999 and 1998, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 1999 and 1998, the Company repurchased 164,900 and 810,780 shares, respectively, of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 612,600 shares and expects to continue to repurchase shares during the remainder of 1999. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $110.0 million under which loans are due through 2004 and $28.5 million of 5.25% convertible subordinated debentures due 2014. At September 30, 1999, there were loans of $75.0 million outstanding under the agreement.

The Company had a current ratio (current assets to current liabilities) of 0.89 to 1.00 as of September 30, 1999. Shareholders' equity of $71.8 million at September 30, 1999, is increased from $45.7 million at December 31, 1998 and the debt to equity ratio of 1.53 to 1.00 at September 30, 1999 is increased from the ratio of 0.96 to 1.00 at December 31, 1998 due to the above mentioned increase in borrowings under the bank credit agreement, issuance of convertible subordinated debentures and the issuance of $17.0 million of stock related to the American Phoenix acquisition offset by the impact of the aforementioned Common Stock repurchase program.

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

The Company's  technological  operations  rely  primarily on personal  computers
("PC's") and off-the-shelf software applications. As such, management is monitoring a program to evaluate external software relationships and ready its computer systems for the year 2000. As part of this process, the Company has assessed its year 2000 readiness by (1) performing an inventory of its PC's and applications software; (2) seeking compliance statements from its agency management system and other third party software vendors; and (3) testing PC hardware. As a result of these assessments, the Company determined that it was necessary to upgrade or replace portions of its existing software and hardware that were not year 2000 compliant. Generally, these modifications and replacements were contemplated with normal system enhancements and improvements. The Company substantially completed the required software replacements during 1998 and expects hardware replacements to be completed during 1999. The Company is also assessing any systems that may contain embedded chips or microcontrollers, such as elevators, office equipment, telephones or security systems. This assessment has been substantially completed by the end of the third quarter of 1999 with replacements or upgrades and limited testing to occur during the remainder of 1999.

The Company is also evaluating insurance carriers, financial institutions and other third party vendors. This process is substantially complete. Determining the year 2000 readiness of external parties requires the collection of compliance statements made by those parties, together with factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of external parties, often such information is not provided voluntarily, is not available or is not reliable.

American Phoenix Corporation also performed similar assessments prior to the acquisition on May 3, 1999. American Phoenix Corporation has adopted the Company's year 2000 readiness guidelines and will have substantially completed any additional procedures by the end of the year.

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

The Company currently estimates that the total costs for addressing the year 2000 issue, including the necessary enhancements, will be approximately $4.4 million. Software and hardware replacements are being capitalized; whereas, the costs associated with preparing for the year 2000 are expensed as incurred and are being funded with cash from operations. As of September 30, 1999, the Company had spent approximately $4.1 million. The Company does not expect the total cost of addressing the year 2000 issue with respect to its internal computer systems and hardware to be material to its consolidated financial condition or results of operations.

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

                           PART II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits

             Exhibit No.                           Document
             -----------                           --------

                 27                     Financial Data Schedule (filed
                                        electronically only)*

       b)    Reports on Form 8-K

             None.



*Filed Herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Hilb, Rogal and Hamilton Company
                                          --------------------------------
                                                    (Registrant)


Date      November 12, 1999               By:   /s/  Andrew L. Rogal
      -------------------------                --------------------------------
                                               President and Chief Executive
                                                 Officer
                                               (Principal Executive Officer)



Date     November 12, 1999                By:   /s/  Carolyn Jones
      ------------------------                 --------------------------------
                                               Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                               (Principal Financial Officer)



Date     November 12, 1999                By:   /s/  Robert W. Blanton, Jr.
      ------------------------                 --------------------------------
                                               Vice President and Controller
                                               (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


      Exhibit No.                                     Document
      -----------                                     --------

          27                               Financial Data Schedule (filed
                                           electronically only)*


















*Filed Herewith