Form 10-K405
period 1999-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 2000-03-28
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 1999

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


                                 (804) 747-6500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                        Name of Exchange on Which Registered
      --------------                        ------------------------------------
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

                                 Yes X    No
                                    ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant.

                        $354,269,029 as of March 1, 2000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at March 1, 2000
                    -----                     ----------------------------
         Common Stock, no par value                       13,153,009

                       Documents Incorporated by Reference

Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.      BUSINESS

The Company

         Hilb, Rogal and Hamilton Company (the "Company"), through its network of wholly-owned subsidiary insurance agencies (the "Agencies"), places various types of insurance, including property, casualty, marine, aviation and employee benefits, with insurance underwriters on behalf of its clients. The Agencies operate approximately 70 offices in 18 states. The Company's client base ranges from personal to large national accounts and is primarily comprised of middle-market commercial and industrial accounts. Insurance commissions accounted for approximately 89% of the Company's total revenues in 1999. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 8% of revenues in 1999.

         The Company has historically grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 175 independent agencies. The Company's prior growth strategy emphasized acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships.

         On May 3, 1999, the Company acquired American Phoenix Corporation, the property and casualty brokerage subsidiary of Phoenix Home Life Mutual Insurance Company, its largest acquisition to date. American Phoenix Corporation, based in Hartford, Connecticut, was the 14th largest property and casualty insurance brokerage firm in the United States. With 16 offices located primarily in the Mid-Atlantic states, New England and Florida, American Phoenix Corporation generated approximately $73 million in revenues in 1998.

         The Company's current acquisition program is largely focused on acquisitions which fit into the strategic and regional plans and targets entities which provide a specialty or product expertise which can be exported throughout the Company.

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

         In the latter part of 1995, the Company created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The six U.S. regions are the Mid-Atlantic (Pennsylvania, Maryland, Virginia and the District of Columbia); Northeast (Connecticut, Massachusetts, New York and New Jersey); Alabama/Georgia; Florida; Oklahoma/Texas and West (Arizona, California, Colorado, Illinois, Michigan and North Carolina). Regional
management of a sizable mass of coordinated and complementary resources has enabled each Agency to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

         The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. The Company derived in excess of 92% of its commission and fee revenue in 1999 from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to employee benefits and third party claims administration. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

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

         The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion of those risks, and the adoption of risk management policies and cost-effective loss control and prevention programs.

         No material part of the Company's business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 1999, the largest single client accounted for approximately 1.1% of the Company's total revenues.

Operating History and Acquisition Program

         The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. From 1984 to March 1, 2000, a total of 175 agencies have been acquired. One hundred twenty-five of those agencies were acquired using the purchase method of accounting at a total purchase price of approximately $248.0 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common Stock and, in the case of the American Phoenix acquisition, the issuance of Convertible Subordinated Debentures. From November 1, 1988 to May 1, 1995, 50 agencies were acquired under the pooling-of-interests method of accounting in exchange for a total of approximately 8.1 million shares of Common Stock of the Company.

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

Competition

         The Company participates in a very competitive industry. It is a leading independent insurance agency system serving a wide variety of clients through its network of wholly-owned subsidiaries which operate approximately 70 insurance agencies located in 18 states. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

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

Employees

         As of December 31, 1999, the Company had approximately 2,100 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

ITEM 2.      PROPERTIES

         Except as mentioned below, the Company leases its Agencies' offices. Information on the Company's lease commitments is incorporated herein by reference to "Note G--Leases" of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders.

         At December 31, 1999, the Company owned buildings in Oklahoma City, Oklahoma and Victoria, Texas from which the Agencies in those cities operate. In addition, the Company owned a building in Charlottesville, Virginia.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant are as follows:

         Andrew L. Rogal, 51, has been Chairman of the Company since January 2000 and Chief Executive Officer since 1997. He was President of the Company from 1995 to January 2000 and has been a director of the Company since 1989. He was Chief Operating Officer of the Company from 1995 to 1997. He was Executive Vice President of the Company from 1991 to 1995 and Senior Vice President of the Company from 1990 to 1991. He was Chief Executive Officer of Hilb, Rogal and Hamilton

Company of Pittsburgh, Inc., a subsidiary of the Company, from 1990 to 1995 and was President of this subsidiary from 1987 to 1993.

         Martin L. Vaughan, III, 52, has been President since January 2000, Chief Operating Officer since May 1999 and director of the Company since June 1999. Prior thereto, he was President and Chief Operating Officer of American Phoenix Corporation form 1990 to 1999.

         Timothy J. Korman, 47, has been Executive Vice President, Finance and Administration since 1997 and has been a director of the Company since June 1999. He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1995 to 1997, and was Senior Vice President and Treasurer of the Company from 1989 to 1995. He is a first cousin of Robert S. Ukrop, a director of the Company.

         Carolyn Jones, 44, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

         Walter L. Smith, 42, has been Vice President and General Counsel of the Company since 1991 and Secretary of the Company since 1998. He was Assistant Secretary of the Company from 1989 to 1998.

         Vincent P. Howley, 51, has been Vice President, Agency Financial Operations since 1997. He was Vice President-Audit of the Company from 1993 to 1997, and was Assistant Vice President-Audit of the Company from 1986 to 1993.

         John P. McGrath, 42, has been Senior Vice President - Business and Product Development since June 1999 and was Vice President of the Company from 1998 to June 1999. He has been Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. and President of HRH Financial Institutions Group, Inc., subsidiaries of the Company since 1998. He was Director of the Mid-Atlantic region from 1995 to March 2000, President and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. from 1993 to 1998, Senior Vice President and Chief Executive Officer of this subsidiary from 1991 to 1992 and Vice President of this subsidiary from 1990 to 1991.

         Richard E. Simmons, III, 46, has been Vice President of the Company since 1998. He has been Director of the Alabama/Georgia region since 1995 and Chairman of Hilb, Rogal and Hamilton Company of Alabama, Inc., a subsidiary of the Company, since 1999. He was Chief Executive Officer of this subsidiary from 1996 to 1999. He was President and Chief Executive Officer of this subsidiary from 1990 to 1996.

         William L. Chaufty, 47, has been Vice President of the Company since 1998. He has been Director of the Texas/Oklahoma region since 1997 and President of Hilb, Rogal and Hamilton Company of Oklahoma, a subsidiary of the Company, since 1989.

         Michael A. Janes, 40, has been Vice President of the Company since 1998. He has been Director of the West region since 1997 and Chairman of Hilb, Rogal and Hamilton Company of Arizona, a subsidiary of the Company, since June 1998. He was President of this subsidiary from 1993 to 1998.

         Robert B. Lockart, 49, has been Vice President of the Company since May 1999. He has been Director of the Northeast region since May 1999. He was President of American Phoenix Corporation of

Connecticut from 1996 to 1999. Prior thereto, he held various positions at Marsh & McLennan, Inc. from 1975 to 1996.

         Benjamin A. Tyler, 51, has been Vice President of the Company since May 1999. He has been Director of the Florida region since May 1999. He was President of American Phoenix Corporation of Maryland from 1997 until May 1999. From 1994 until 1997, he was Senior Vice President of Marsh & McLennan, Baltimore/Washington. Prior thereto, he was President and Senior Consultant of Inteco, Incorporated from 1981 to 1994.

         Steven C. Deal, 46, has been Vice President of the Company since 1998. He has been Director of the Mid-Atlantic region since March 2000, National
Director of Select Commercial Operations since 1997, National Director of Personal Lines since 1998 and Chairman of Hilb, Rogal and Hamilton Company of Virginia, a subsidiary of the Company, since October 1997. He was President of this subsidiary from 1990 to 1997, Executive Vice President from 1989 to 1990 and Vice President from 1987 to 1988.

         Richard F. Galardini, 50, has been Vice President of the Company since 1998. He has been National Director of Employee Benefits since 1997. He was Executive Vice President and Chief Operating Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, from 1996 to 1997 and was Vice President of this subsidiary from 1992 to 1996.

         Karl E. Manke, 53, has been Vice President of the Company since May 1999. Prior thereto, he was Vice President, Sales and Marketing for American Phoenix Corporation from 1993 to 1999.

         Henry C. Kramer, 55, joined the Company as Vice President, Human Resources in 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

         Robert J. Hilb, 36, has been Vice President of the Company since 1997. He was President of HRH Resource Group, Ltd., a subsidiary of the Company from 1994 to 1997. Prior thereto, he held various insurance related positions within the Company. He is the son of Robert H. Hilb, a director of the Company.

         Robert W. Blanton, Jr., 35, has been Vice President and Controller of the Company since May 1998. He was Assistant Vice President and Controller from 1997 to 1998 and was Assistant Vice President of the Company from 1993 to 1997. He joined the Company in 1990 as Accounting Senior.

         Valerie C. Elwood, 38, has been Assistant Vice President of the Company since 1993. She joined the Company in 1987 and has held various positions in the accounting department.

         William C. Widhelm, 31, has been Assistant Vice President, Internal Audit since 1999. He joined the Company in 1994 and has held various positions in the auditing department.

         All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 2, 2000, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange under the symbol "HRH." As of December 31, 1999, there were 565 holders of record of the Company's Common Stock.

         The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

                                                                   Cash
                                                                 Dividends
     Quarter Ended                  Sales Price                  Declared
--------------------------------------------------------------------------------
                               High              Low

1998
   March 31                   $19.19            $16.25            $.155
   June 30                     18.44             15.50             .160
   September 30                19.13             16.13             .160
   December 31                 19.88             15.94             .160

1999
   March 31                    19.13             15.56             .160
   June 30                     22.38             17.19             .165
   September 30                25.06             20.88             .165
   December 31                 29.13             24.25             .165

       The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

         The Company's current credit facility with five banks limits the payment of cash dividends and other distributions on the Common Stock of the Company. The Company may not make dividend payments or other distributions exceeding $10,500,000 for years ending December 31, 1999 and 2000; $11,000,000 for the year ending December 31, 2001; and $11,500,000 for the years ending December 31, 2002 through the due date of the loan agreement (June 30, 2004.)

ITEM 6.      SELECTED FINANCIAL DATA

         Information as to selected financial data is incorporated herein by reference to the material under the heading "Selected Financial Data" in the Company's 1999 Annual Report to Shareholders.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Information as to management's analysis of financial condition and results of operations is incorporated herein by reference to the materials under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the information as to the directors is incorporated by reference in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11.     EXECUTIVE COMPENSATION

         Information as to executive compensation is incorporated by reference to the material included on pages 11 through 14 in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information as to the directors of the registrant is incorporated herein by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement for the 2000 Annual Meeting of the Shareholders is incorporated herein by reference for the information required by this item.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report.

             (3)    Exhibits - Index


                Exhibit No.              Document
                -----------              --------

                   3.1 Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 33-56488, effective March 1, 1993, hereinafter, the Form S-3)

                   3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit
                                         3.2 to the Company's  Form 10-K for the
                                         year ended December 31, 1999,  File No.
                                         0-15981)

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
                                         File No. 0-15981)

                   10.2 Indenture dated as of May 3, 1999 made by and among the registrant and Crestar Bank as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q dated May 14, 1999, File No. 0-15981)

                   10.3 Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the registrant (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q dated May 14, 1999, File No. 0-15981)

                Exhibit No.              Document
                -----------              --------

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

                   10.6 First Amendment to Consulting Agreement with Robert H. Hilb*

                   10.7 Employment Agreement of Andrew L. Rogal (incorporated by reference to Exhibit
                                         10.2 to the Company's Form 10-Q for the
                                         quarter  ended June 30, 1997,  File No.
                                         0-15981)

                   10.8                  Employment   Agreement  for  Martin  L.
                                         Vaughan, III (incorporated by reference
                                         to Exhibit 10.4 to the  Company's  Form
                                         10-Q  dated  May  14,  1999,  File  No.
                                         0-15981)

                   10.9 Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit
                                         10.7 to the Company's Form 10-K for the
                                         year ended December 31, 1998)

                   10.10 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1998)

                   10.11 Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1998)

                   10.12 Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit
                                         10.10 to the  Company's  Form  10-K for
                                         the year ended December 31, 1998)

                   10.13 Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan (incorporated by reference to Exhibit
                                         4.3   to   the   Company's   Form   S-8
                                         Registration   Statement,    File   No.
                                         333-93633)

                Exhibit No.              Document
                -----------              --------

                   10.14 Voting and Standstill Agreement dated as of May 3, 1999 made by and among the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to
                                         Exhibit 10.5 to the Company's Form 10-Q
                                         dated May 14, 1999, File No. 0-15981)

                   10.15 Registration Rights Agreement dated as of May 3, 1999 made between the registrant, PM Holdings, Inc. and Phoenix Home Life Mutual Insurance Company (incorporated by reference to
                                         Exhibit 10.6 to the Company's Form 10-Q
                                         dated May 14, 1999, File No. 0-15981)

                   10.16 Sale and Quitclaim Agreement between Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. and Harold J. Bigler, Chandler G. Ketchum and Richard F. Galardini (incorporated by reference to
                                         Exhibit  10.11  to the  Company's  Form
                                         10-K for the year  ended  December  31,
                                         1998, File No. 0-15981)

                   10.17 Form of Change of Control Employment Agreement for the following executive officers: Andrew L. Rogal, Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert J. Hilb and Robert W. Blanton, Jr. (incorporated by reference to Exhibit
                                         10.12 to the  Company's  Form  10-K for
                                         the year ended December 31, 1998,  File
                                         No. 0-15981)

                   10.18 Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, Richard E. Simmons, III, William C. Chaufty, Steven C. Deal, Michael A. Janes, Robert B. Lockhart, Benjamin A. Tyler, Karl E. Manke and Richard F. Galardini (incorporated by reference to Exhibit
                                         10.13 to the  Company's  Form  10-K for
                                         the year ended December 31, 1998,  File
                                         No. 0-15981)

                   10.19                 Employment   Agreement   of   John   P.
                                         McGrath*

                   10.20                 Employment   Agreement  of  Richard  F.
                                         Galardini (incorporated by reference to
                                         Exhibit  10.15  to the  Company's  Form
                                         10-K for the year  ended  December  31,
                                         1998, File No. 0-15981)

                Exhibit No.              Document
                -----------              --------

                   10.21                 Employment   Agreement  of  Michael  A.
                                         Janes  (incorporated  by  reference  to
                                         Exhibit  10.16  to the  Company's  Form
                                         10-K for the year  ended  December  31,
                                         1998, File No. 0-15981)

                   10.22                 Employment   Agreement  of  Timothy  J.
                                         Korman as amended by  Amendment  Number
                                         One, Amendment Number Two and Amendment
                                         Number Three,  dated September 1, 1991,
                                         September  1, 1993 and January 1, 1995,
                                         respectively*

                   10.23 Form of Hilb, Rogal and Hamilton Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted*

                   10.24 Form of Hilb, Rogal and Hamilton 2000 Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted*

                   13                    1999 Annual Report to Shareholders*

                   21                    Subsidiaries   of   Hilb,   Rogal   and
                                         Hamilton Company*

                   23                    Consent of Ernst & Young LLP*

                   27                    Financial  Data  Schedule*  (electronic
                                         copy only)

                  * Filed Herewith

      (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                          HILB, ROGAL AND HAMILTON COMPANY


                                          By: /s/ Andrew L. Rogal
                                              ----------------------------------
                                              Andrew L. Rogal, Chairman
                                                of the Board and Chief
                                                Executive Officer

                                          Date: March 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 Signature                                         Title                             Date
                 ---------                                         -----                             ----

             /s/ Andrew L. Rogal                       Chairman of the Board and Chief           March 28, 2000
--------------------------------------------           Executive Officer and Director
               Andrew L. Rogal                          (Principal Executive Officer)


              /s/ Carolyn Jones                    Senior Vice President, Chief Financial        March 28, 2000
--------------------------------------------                Officer and Treasurer
                Carolyn Jones                          (Principal Financial Officer)


          /s/ Robert W. Blanton, Jr.                    Vice President and Controller            March 28, 2000
--------------------------------------------           (Principal Accounting Officer)
             Robert W. Blanton, Jr.


             /s/ Robert H. Hilb                        Chairman Emeritus and Director            March 28, 2000
--------------------------------------------
               Robert H. Hilb


         /s/ Martin L. Vaughan, III                President, Chief Operating Officer and        March 28, 2000
---------------------------------------------                     Director
            Martin L. Vaughan, III


            /s/ Timothy J. Korman                           Executive Vice President,            March 28, 2000
---------------------------------------------             Administration and Finance
              Timothy J. Korman                                  and Director


           /s/ Philip J. Faccenda                                 Director                       March 28, 2000
---------------------------------------------
             Philip J. Faccenda





                 Signature                                         Title                             Date
                 ---------                                         -----                             ----


             /s/ Robert S. Ukrop                                  Director                       March 28, 2000
---------------------------------------------
               Robert S. Ukrop


           /s/ Thomas H. O'Brien                                  Director                       March 28, 2000
--------------------------------------------
             Thomas H. O'Brien


                                                                  Director                       March   , 2000
--------------------------------------------
               J.S.M. French


         /s/ Norwood H. Davis, Jr.                                Director                       March 28, 2000
--------------------------------------------
           Norwood H. Davis, Jr.


        /s/ Theodore L. Chandler, Jr.                             Director                       March 28, 2000
--------------------------------------------
         Theodore L. Chandler, Jr.


           /s/ Anthony F. Markel                                  Director                       March 28, 2000
--------------------------------------------
             Anthony F. Markel


                                                                  Director                       March   , 2000
--------------------------------------------
            Robert W. Fiondella


           /s/ David W. Searfoss                                  Director                       March 28, 2000
--------------------------------------------
             David W. Searfoss


                     ITEM 8, ITEMS 14 (a)(1) AND (2) AND (d)
                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 1999
                        HILB, ROGAL AND HAMILTON COMPANY
                              GLEN ALLEN, VIRGINIA

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The report of independent auditors included on page 18 of this Form 10-K and the following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries, included in the Company's 1999 Annual Report to Shareholders are incorporated by reference in Item 8 of this report:


Consolidated Balance Sheets, December 31, 1999 and 1998
Statement of Consolidated Income,
  Years Ended December 31, 1999, 1998 and 1997
Statement of Consolidated Shareholders' Equity,
  Years Ended December 31, 1999, 1998 and 1997
Statement of Consolidated Cash Flows,
  Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in item 14(d):


                                                                     Page Number
         Schedule II    Valuation and Qualifying Accounts...............  19


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

                Report of Ernst & Young LLP, Independent Auditors
                -------------------------------------------------


Shareholders and Board of Directors
Hilb, Rogal and Hamilton Company

We have audited the accompanying consolidated balance sheet of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP


Richmond, Virginia
February 9, 2000

                        HILB, ROGAL AND HAMILTON COMPANY
                                AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

          Col. A                  Col. B                     Col. C                     Col. D            Col. E
                                                           Additions
                                                           ---------
                                                                     Charged
                                Balance at         Charged           to Other                            Balance
                                Beginning          to Costs          Accounts         Deductions          At End
        Description             of Period        and Expenses      (Describe)*       (Describe)**       of Period
Year ended
  December 31, 1999:
  Allowance for
 doubtful
    Accounts                    $1,505,000          $402,000          $377,000          $828,000         $1,456,000

Year ended
  December 31, 1998:
  Allowance for
 doubtful
    Accounts                     2,299,000           560,000            44,000         1,398,000          1,505,000

Year ended
  December 31, 1997:
  Allowance for
 doubtful
    Accounts                     2,445,000           384,000            66,000           596,000          2,299,000

__________________
*  Recoveries ($131,000) and other adjustments ($246,000)
** Bad debts written off