Form 10-Q
period 2000-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 2000-05-12
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                  Commission file number 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Virginia                                              54-1194795
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

     P. O. Box 1220, Glen, Allen, VA                             23060-1220
--------------------------------------------                 -------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                       Outstanding at May 1, 2000
--------------------------                            --------------------------
Common stock, no par value                                    13,114,157

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----

                                                                                        Page
                                                                                        ----
Part I.    FINANCIAL INFORMATION


           Item 1.    Financial Statements

           Statement of Consolidated Income
             for the three months ended
             March 31, 2000 and 1999                                                      3

           Consolidated Balance Sheet
             March 31, 2000 and December 31,
             1999                                                                         4

           Statement of Consolidated Shareholders'
             Equity for the three months ended
             March 31, 2000 and 1999                                                      5

           Statement of Consolidated Cash Flows
             for the three months ended March 31,
             2000 and 1999                                                                6

           Notes to Consolidated Financial
             Statements                                                                   7-9


           Item 2.    Management's Discussion and Analysis
                        of Financial Condition and
                        Results of Operations                                             10-12


           Item 3.    Qualitative and Quantitative Disclosures
                        About Market Risk                                                 13


Part II.   OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of Security
                        Holders                                                           13

           Item 6.    Exhibits and Reports on Form 8-K                                    14-15

                         PART I -- FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                                      THREE MONTHS ENDED
                                               MARCH 31, 2000     MARCH 31, 1999
                                               --------------     --------------

Revenues
   Commissions and fees                        $   65,613,341     $   45,975,124
   Investment income                                  525,762            337,115
Other income                                          873,430          3,941,376
                                               --------------     --------------
                                                   67,012,533         50,253,615
Operating expenses
   Compensation and employee
      benefits                                     36,393,961         25,069,940
   Other operating expenses                        13,821,593          9,941,029
   Amortization of intangibles                      2,987,722          2,004,499
   Interest expense                                 1,989,151            686,323
                                               --------------     --------------
                                                   55,192,427         37,701,791
                                               --------------     --------------

INCOME BEFORE INCOME TAXES                         11,820,106         12,551,824

Income taxes                                        5,082,848          5,114,868
                                               --------------     --------------

NET INCOME                                     $    6,737,258     $    7,436,956
                                               ==============     ==============

NET INCOME PER SHARE:
   Basic                                               $0.51              $0.61
                                                       =====              =====
   Diluted                                             $0.47              $0.60
                                                       =====              =====












See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                   MARCH 31,                DECEMBER 31,
                                                                     2000                       1999
                                                                     ----                       ----
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $  30,205,355              $  22,336,722
  Investments                                                       3,947,332                  2,939,238
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $1,424,000 and $1,456,000,
       respectively                                                61,379,511                 61,853,039
    Other                                                          10,935,110                 13,418,165
                                                                -------------              -------------
                                                                   72,314,621                 75,271,204
  Prepaid expenses and other current assets                         6,138,691                 10,653,387
                                                                -------------              -------------
              TOTAL CURRENT ASSETS                                112,605,999                111,200,551

INVESTMENTS                                                         1,764,138                  1,761,463

PROPERTY AND EQUIPMENT, NET                                        15,180,557                 15,412,623

INTANGIBLE ASSETS                                                 229,079,099                229,130,542
   Less accumulated amortization                                   47,650,577                 45,082,914
                                                                -------------              -------------
                                                                  181,428,522                184,047,628
OTHER ASSETS                                                        6,515,728                  5,559,054
                                                                -------------              -------------
                                                                $ 317,494,944              $ 317,981,319
                                                                =============              =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Premiums payable to insurance companies                      $  91,129,065              $  87,752,334
   Accounts payable and accrued expenses                           10,919,180                 17,496,667
   Premium deposits and credits due customers                      16,462,222                 15,192,499
   Current portion of long-term debt                                3,202,895                  3,865,137
                                                                -------------              -------------
              TOTAL CURRENT LIABILITIES                           121,713,362                124,306,637

LONG-TERM DEBT                                                    110,966,212                111,826,434

OTHER LONG-TERM LIABILITIES                                        10,556,719                 10,672,472

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 13,109,757 and
     13,058,978 shares, respectively                               16,744,091                 18,248,712
   Retained earnings                                               57,514,560                 52,927,064
                                                                -------------              -------------
                                                                   74,258,651                 71,175,776
                                                                -------------              -------------
                                                                $ 317,494,944              $ 317,981,319
                                                                =============              =============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                                                   COMMON                          RETAINED
                                                                   STOCK                           EARNINGS
                                                              --------------                   --------------
Balance at January 1, 2000                                    $   18,248,712                   $   52,927,064
   Issuance of 122,979 shares of
     Common Stock                                                    508,524
   Purchase of 72,200 shares of
     Common Stock                                                 (2,013,145)
   Payment of dividends ($.165 per share)                                                          (2,149,762)
   Net income                                                                                       6,737,258
                                                              --------------                   --------------

Balance at March 31, 2000                                     $   16,744,091                   $   57,514,560
                                                              ==============                   ==============

Balance at January 1, 1999                                    $    3,831,208                   $   41,879,167
   Issuance of 56,014 shares of
     Common Stock                                                    765,145
   Payment of dividends ($.016 per share)                                                          (1,945,276)
   Net income                                                                                       7,436,956
                                                              --------------                   --------------

Balance at March 31, 1999                                     $    4,596,353                   $   47,370,847
                                                              ==============                   ==============













See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                          MARCH 31, 2000         MARCH 31, 1999
                                                                          --------------         --------------
OPERATING ACTIVITIES
   Net income                                                             $    6,737,258         $    7,436,956
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                         1,225,424                973,778
          Amortization of intangible assets                                    2,987,603              2,004,499
                                                                          --------------         --------------
         Net income plus amortization and depreciation                        10,950,285             10,415,233

         Provisions for losses on accounts receivable                            130,577                 62,109
         Gain on sale of assets                                                 (583,174)            (3,671,207)
         Changes in operating assets and liabilities
            net of effects from insurance agency
            acquisitions and dispositions:
               Decrease in accounts receivable                                 2,732,158              6,066,245
               Decrease in prepaid expenses                                    4,514,696                808,604
               Increase (decrease) in premiums payable
                  to insurance companies                                       3,376,731             (7,567,194)
               Increase in premium deposits and
                 credits due customers                                         1,317,132              2,125,746
               Decrease in accounts payable and
                 accrued expenses                                             (6,517,072)            (1,658,419)
               Other operating activities                                       (572,833)               161,695
                                                                          --------------         --------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                                 15,348,500              6,742,812
INVESTING ACTIVITIES
   Proceeds from maturities of held-to-maturity
      investments                                                                     --                449,758
   Purchase of investments                                                    (1,010,769)            (2,070,901)
   Purchase of property and equipment                                         (1,015,050)            (1,589,075)
   Purchase of insurance agencies, net of
      cash acquired                                                           (2,422,155)            (1,446,931)
   Proceeds from sale of assets                                                2,244,199              4,490,306
   Other investing activities                                                   (377,995)                   (44)
                                                                          --------------         --------------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,581,770)              (166,887)
FINANCING ACTIVITIES
   Proceeds from long-term debt                                                3,000,000                     --
   Principal payments on long-term debt                                       (4,522,464)              (746,501)
   Proceeds from issuance of Common Stock                                        787,273                765,145
   Repurchase of Common Stock                                                 (2,013,144)                    --
   Dividends                                                                  (2,149,762)            (1,945,276)
                                                                          --------------         --------------
NET CASH USED IN FINANCING ACTIVITIES                                         (4,898,097)            (1,926,632)
                                                                          --------------         --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                          7,868,633              4,649,293
   Cash and cash equivalents at beginning of
      period                                                                  22,336,722             19,394,958
                                                                          --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                                 $   30,205,355         $   24,044,251
                                                                          ==============         ==============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2000

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE C--ACQUISITIONS

On May 3, 1999, the Company acquired all of the issued and outstanding shares of American Phoenix Corporation, a subsidiary of Phoenix Home Life Mutual Insurance Company, from Phoenix Home Life Mutual Insurance Company and Martin L. Vaughan,
III. The shares were acquired in exchange for approximately $49 million in cash, $32 million face value in 5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $22.75 per share, callable in 2009, and 1,000,000 shares of Common Stock of the Company. The Company funded the cash portion of the purchase price with a credit facility obtained in connection with the acquisition. The acquisition has been accounted for by the purchase method of accounting. Intangible assets of approximately $97 million, created by the acquisition, will be amortized over 25 years. The assets and liabilities of American Phoenix Corporation have been revalued to their respective fair market values. Certain fair value estimates used in the determination of goodwill were preliminary and are subject to adjustment, which may increase or decrease the amount of goodwill recorded. The financial statements of the Company reflect the combined operations of the Company and American Phoenix Corporation from the closing date of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2000

(UNAUDITED)

NOTE C--ACQUISITIONS-Continued

Pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a charge of $1.9 million in the second quarter of 1999 related to employee severance, lease termination costs and other costs necessary to integrate the operations of American Phoenix Corporation with the Company. Costs incurred to exit certain leases and physically merge common locations comprised $950,000 of this amount. The remaining amount relates to employee severance and other integration costs. As of March 31, 2000, the Company had paid approximately $671,000 of these integration costs. These charges have been included in the 1999 pro forma amounts. Similar costs related to American Phoenix Corporation's severance and termination costs, which are estimated at $2,200,000, have been capitalized as part of the purchase price. The following unaudited pro forma results of operations of the Company give effect to the acquisition of American Phoenix Corporation as though the transaction had occurred on January 1, 1999.

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1999

                REVENUES                                $68,754,000
                NET INCOME                                7,469,000

                NET INCOME PER
                  COMMON SHARE:
                  Basic                                       $0.60
                                                              =====
                  Diluted                                     $0.60
                                                              =====

                WEIGHTED AVERAGE
                  SHARES OUTSTANDING:
                  Basic                                  12,505,000
                  Diluted                                12,942,000

During the first three months of 2000, the Company acquired certain assets and liabilities of two insurance agencies for $870,000 in cash in purchase accounting transactions. Proforma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the three months ended March 31, 2000 and 1999, the Company sold certain insurance accounts and other assets resulting in gains of approximately $583,000 and $3,671,000 respectively. These amounts are included in other income in the statement of consolidated income. Revenues, expenses and assets were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2000

(UNAUDITED)

NOTE E--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                                            THREE MONTHS ENDED
                                                                    MARCH 31, 2000      MARCH 31, 1999
                                                                    --------------      --------------
Numerator for basic and dilutive net income
  per share - net income                                            $    6,737,258      $    7,436,956
  Effect of dilutive securities:
    5.25% convertible debenture                                            269,465                   -
                                                                    --------------      --------------
  Numerator for dilutive net income per share - net
    income available after assumed conversions                      $    7,006,723      $    7,436,956
                                                                    ==============      ==============

Denominator
  Weighted average shares                                               13,042,960          12,136,440
  Effect of guaranteed future shares to be issued in
    connection with agency acquisitions                                     57,117             118,081
                                                                    --------------      --------------
  Denominator for basic net income per share                            13,100,077          12,254,521
  Effect of dilutive securities:
    Employee stock options                                                 283,885              83,488
    Employee restricted stock                                                1,698                   -
    Contingent stock - acquisitions                                              -               2,885
    5.25% convertible debenture                                          1,406,593                   -
                                                                    --------------      --------------
Dilutive potential common shares                                         1,692,176              86,373
                                                                    --------------      --------------
  Denominator for diluted net income per share -
    adjusted weighted average shares and
    assumed conversions                                                 14,792,253          12,340,894
                                                                    ==============      ==============

Net Income per Common Share:
  Basic                                                                      $0.51               $0.61
                                                                             =====               =====
  Diluted                                                                    $0.47               $0.60
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

For the three months ended March 31, 2000, commissions and fees were $65.6 million, an increase of 42.7% from commissions and fees of $46.0 million during the comparable period of the prior year. Approximately $18.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $0.5 million from the sale of certain offices and accounts in 2000 and 1999. Commissions and fees from operations owned during both periods increased 3.4%.

Investment income for the quarter increased $0.2 million or 56.0%, primarily due to increased invested assets related to purchase acquisitions. Other income decreased $3.1 million from the prior year. Amounts in other income include gains from the sale of certain insurance accounts and other assets of $0.6 million and $3.7 million in 2000 and 1999, respectively.

Expenses for the quarter increased $17.5 million or 46.4%. Compensation and employee benefits and other operating expenses increased $11.3 million and $3.9 million respectively, primarily related to purchase acquisitions of new insurance agencies and increased revenues. Amortization of intangibles increased approximately $1.0 million due to the aforementioned purchase acquisitions. Interest expense increased by $1.3 million due to bank borrowings and Convertible Subordinated Debentures utilized to finance the American Phoenix acquisition and stock repurchase programs.

The Company's overall tax rate of 43.0% for the three months ended March 31, 2000, increased from 40.8% for the same period of the prior year primarily due to the non-deductibility of a portion of the intangible assets from the American Phoenix Corporation acquisition.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2000 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2000.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $15.3 million and $6.7 million for the three months ended March 31, 2000 and 1999, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for personal property and equipment. Cash expenditures for the acquisition of property and equipment were $1.0 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $2.4 million and $1.4 million in the three months ended March 31, 2000 and 1999, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock, deferred cash payments and, in the case of the American Phoenix Corporation acquisition, issuance of Convertible Subordinated Debentures. Cash proceeds from the sale of accounts and other assets amounted to $2.2 million and $4.5 million in the three months ended March 31, 2000 and 1999, respectively. The Company did not have any material capital expenditure commitments as of March 31, 2000.

Financing activities utilized cash of $4.9 million and $1.9 million in the three months ended March 31, 2000 and 1999, respectively. The Company has consistently made scheduled debt repayments and annually increased its dividend rate. In addition, during the three months ended March 31, 2000, the Company repurchased 72,200 shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 464,000 shares and expects to continue to repurchase shares. The Company anticipates the continuance of its dividend policy. The Company had a bank credit agreement for $110.0 million under which loans are due in various amounts through 2004 and approximately $28.5 of 5.25% Convertible Subordinated Debentures due 2014. At March 31, 2000, there were loans of $78.0 million outstanding under the bank agreement.

The Company had a current ratio (current assets to current liabilities) of 0.93 to 1.00 as of March 31, 2000. Shareholders' equity of $74.3 million at March 31, 2000, is improved from $71.2 million at December 31, 1999, and the debt to equity ratio of 1.49 to 1.00 is decreased from the ratio at December 31, 1999 of
1.57 to 1.00 due to scheduled debt payments and net income.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

Market Risk
-----------

The  Company  has  certain   investments  and  utilizes   derivative   financial
instruments which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

Impact of Year 2000
-------------------

In prior years, the Company discussed its plans and progress related to achieving year 2000 readiness. During 1999, the Company completed all phases of this plan. The Company experienced no significant disruptions from mission critical systems or third party vendors. The Company is not aware of any material problems resulting from year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements
--------------------------

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements, including but not limited to statements regarding the impact of the year 2000 issue on the Company's business and operations, are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOUSRES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           a) The Annual Meeting of Shareholders (the "Meeting") of Hilb, Rogal and Hamilton Company (the "Company") was held on Tuesday, May 2, 2000.

           b) The Shareholders voted for the election of six (6) directors, four (4) to serve for terms of three (3) years expiring on the date of the Annual Meeting in 2003 and until their successors are elected, one (1) to serve for a term of two (2) years expiring as of the Annual Meeting in 2002 and until his successor is elected and one (1) to serve for a term of one
                  (1) year expiring as of the Annual Meeting in 2001 and until his successor is elected. The results of the voting in these elections are set forth below.

                                                 Votes For           Votes            Non-
                                                                    Withheld          Votes
                  Robert W. Fiondella           11,739,595            66,320        1,302,074
                  Robert H. Hilb                11,678,607           127,308        1,302,074
                  Andrew L. Rogal               11,740,158            65,757        1,302,074
                  Martin L. Vaughan, III        11,738,997            66,918        1,302,074
                  Timothy J. Korman             11,740,352            65,563        1,302,074
                  David W. Searfoss             11,740,352            65,563        1,302,074

                  At the Meeting, the shareholders voted for the approval of the 2000 Stock Incentive Plan, which has previously been adopted by the Board. The results of the voting of this proposal are set forth below:

                                                 Votes For       Votes Against       Votes           Non-
                                                                                    Withheld         Votes
                  2000 Stock Incentive Plan     10,260,268           369,353        1,176,294      1,302,074

                  No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)     Exhibits

                  Exhibit No.                          Document
                  -----------                          --------


                     10.1 Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, incorporated by reference to Exhibit A of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on May 2, 2000

                     27                  Financial    Data    Schedule    (filed
                                         electronically only)*

           b)     Reports on Form 8-K

                  None.


*   Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hilb, Rogal and Hamilton Company
                                             ---------------------------------
                                                            (Registrant)


Date          May 12, 2000                   By: /s/ Andrew L. Rogal
         ----------------------                  -----------------------------
                                                 Chairman and Chief Executive
                                                   Officer
                                                 (Principal Executive Officer)



Date         May 12, 2000                    By: /s/ Carolyn Jones
         ----------------------                  -----------------------------
                                                 Senior Vice President-Finance
                                                 (Principal Financial Officer)



Date          May 12, 2000                   By: /s/ Robert W. Blanton, Jr.
         ----------------------                  -----------------------------
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)

                        HILB, ROGAL AND HAMILTON COMPANY

                                  EXHIBIT INDEX


No.          Description
---          -----------

10.1         Hilb,  Rogal  and  Hamilton  Company  2000  Stock  Incentive  Plan,
             incorporated by reference to Exhibit A of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on May 2, 2000

27           Financial Data Schedule (filed electronically only)*




*   Filed Herewith