Form 10-Q
period 2000-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 2000-08-11
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                   Commission file number 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Virginia                                           54-1194795
------------------------------------                        --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


    P. O. Box 1220, Glen Allen, VA                               23060-1220
----------------------------------------                        ------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at July 31, 2000
--------------------------                          ----------------------------
Common stock, no par value                                   13,114,725

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----

                                                                          Page


Part I.      FINANCIAL INFORMATION

             Item 1.      Financial Statements

             Statement of Consolidated Income
               for the three months and six months
               ended June 30, 2000 and 1999                                3

             Consolidated Balance Sheet,
               June 30, 2000 and December
               31, 1999                                                    4

             Statement of Consolidated Shareholders'
               Equity for the six months ended
               June 30, 2000 and 1999                                      5

             Statement of Consolidated Cash Flows
               for the six months ended June
               30, 2000 and 1999                                           6

             Notes to Consolidated Financial
               Statements                                                  7-9

             Item 2.      Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations                          10-13

             Item 3.      Qualitative and Quantitative Disclosures
                            About Market Risk                              13

Part II.     OTHER INFORMATION

             Item 4.      Submission of Matters to a Vote of
                            Security Holders                               13

             Item 6.      Exhibits and Reports on Form 8-K                 13-14

                    PART I - FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                   JUNE 30, 2000      JUNE 30, 1999        JUNE 30, 2000        JUNE 30, 1999
                                   -------------      -------------        -------------        -------------
Revenues
  Commissions and fees             $ 61,122,642        $ 54,100,554         $126,735,982         $100,075,678
  Investment income                     531,310             517,399            1,057,073              854,514
  Other                                 561,835             267,289            1,435,266            4,208,665
                                   ------------        ------------         ------------         ------------
                                     62,215,787          54,885,242          129,228,321          105,138,857

Operating expenses
  Compensation and
    employee benefits                35,537,180          31,474,490           71,931,142           56,544,431
  Other operating expenses           12,978,540          11,960,156           26,800,252           21,901,184
  Amortization of
    intangibles                       2,995,010           2,634,719            5,982,613            4,639,218
  Interest expense                    2,036,412           1,518,840            4,025,563            2,205,163
  Integration charge                          -           1,900,000                    -            1,900,000
                                   ------------        ------------         ------------         ------------
                                     53,547,142          49,488,205          108,739,570           87,189,996
                                   ------------        ------------         ------------         ------------

INCOME BEFORE
  INCOME TAXES                        8,668,645           5,397,037           20,488,751           17,948,861

Income taxes                          3,727,518           2,353,497            8,810,365            7,468,366
                                   ------------        ------------         ------------         ------------

  NET INCOME                       $  4,941,127        $  3,043,540         $ 11,678,386         $ 10,480,495
                                   ============        ============         ============         ============

NET INCOME PER
  COMMON SHARE:
  Basic                                  $0.38               $0.24                 $0.89               $0.83
                                         =====               =====                 =====               =====
  Dilutive                               $0.35               $0.23                 $0.83               $0.81
                                         =====               =====                 =====               =====






See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                   JUNE 30,              DECEMBER 31,
                                                                     2000                    1999
                                                                     ----                    ----
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $ 30,788,690            $ 22,336,722
  Investments                                                       1,811,025               2,939,238
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $1,495,000 and $1,456,000,
       respectively                                                62,126,134              61,853,039
    Other                                                          11,284,604              13,418,165
                                                                 ------------            ------------
                                                                   73,410,738              75,271,204
  Prepaid expenses and other current assets                         7,941,940              10,653,387
                                                                 ------------            ------------
              TOTAL CURRENT ASSETS                                113,952,393             111,200,551

INVESTMENTS                                                         2,362,469               1,761,463

PROPERTY AND EQUIPMENT, NET                                        15,320,914              15,412,623

INTANGIBLE ASSETS                                                 231,353,358             229,130,542
   Less accumulated amortization                                   49,895,901              45,082,914
                                                                 ------------            ------------
                                                                  181,457,457             184,047,628
OTHER ASSETS                                                        7,624,783               5,559,054
                                                                 ------------            ------------
                                                                 $320,718,016            $317,981,319
                                                                 ============            ============
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
   Premiums payable to insurance companies                       $ 93,289,492            $ 87,752,334
   Accounts payable and accrued expenses                           12,828,114              17,496,667
   Premium deposits and credits due customers                      15,895,475              15,192,499
   Current portion of long-term debt                                3,312,372               3,865,137
                                                                 ------------            ------------
                 TOTAL CURRENT LIABILITIES                        125,325,453             124,306,637

LONG-TERM DEBT                                                    107,930,823             111,826,434

OTHER LONG-TERM LIABILITIES                                        10,966,233              10,672,472

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 13,096,975 and
     13,058,978 shares, respectively                               16,263,914              18,248,712
   Retained earnings                                               60,231,593              52,927,064
                                                                 ------------            ------------
                                                                   76,495,507              71,175,776
                                                                 ------------            ------------
                                                                 $320,718,016            $317,981,319
                                                                 ============            ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                      Common Stock           Retained Earnings
                                                      ------------           -----------------
Balance at January 1, 2000                            $18,248,712               $52,927,064
  Issuance of 154,697 shares of
    Common Stock                                        1,100,113
  Purchase of 116,700 shares of
    Common Stock                                       (3,084,911)
  Payment of dividends ($.335 per share)                                         (4,373,857)
  Net income                                                                     11,678,386
                                                      -----------               -----------
Balance at June 30, 2000                              $16,263,914               $60,231,593
                                                      ===========               ===========

Balance at January 1, 1999                            $ 3,831,208               $41,879,167
  Issuance of 1,114,174 shares of
    Common Stock                                       18,615,735
  Purchase of 132,600 shares of
    Common Stock                                       (2,623,824)
  Payment of dividends ($.315 per share)                                         (4,118,806)
  Net income                                                                     10,480,495
                                                      -----------               -----------
Balance at June 30, 1999                              $19,823,119               $48,240,856
                                                      ===========               ===========















See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                               JUNE 30, 2000            JUNE 30, 1999
                                                               -------------            -------------
OPERATING ACTIVITIES
  Net income                                                    $ 11,678,386             $ 10,480,495
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                2,509,234                2,085,393
      Amortization of intangible assets                            5,982,613                4,639,218
                                                                ------------             ------------
      Net income plus amortization and depreciation               20,170,233               17,205,106

      Provision for losses on accounts receivable                    274,417                  172,840
      Gain on sale of assets                                        (885,458)              (3,667,066)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          Decrease in accounts receivable                          1,492,201               13,574,103
          Decrease in prepaid expenses                             2,711,447                2,042,286
          Increase (decrease) in premiums payable to
            insurance companies                                    4,578,376              (15,226,271)
          Increase in premium deposits and credits due
            customers                                                750,384                2,086,984
          Decrease in accounts payable and accrued
            expenses                                              (4,608,138)              (2,395,621)
          Other operating activities                                 115,744                  284,977
                                                                ------------             ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                      24,599,206               14,077,338

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    Investments                                                    2,469,817                2,824,317
  Purchase of investments                                           (855,110)              (2,070,901)
  Purchase of property and equipment                              (3,077,465)              (3,879,658)
  Purchase of insurance agencies, net of cash acquired            (6,187,773)             (27,097,400)
  Proceeds from sale of assets                                     3,907,214                4,587,377
  Other investing activities                                      (1,341,849)              (2,468,030)
                                                                ------------             ------------
NET CASH USED IN INVESTING ACTIVITIES                             (5,085,166)             (28,104,295)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                     3,000,000               93,000,000
  Principal payments on long-term debt                            (7,982,167)             (55,513,996)
  Proceeds from issuance of Common Stock                           1,378,863                1,684,484
  Repurchase of Common Stock                                      (3,084,911)              (2,623,824)
  Dividends                                                       (4,373,857)              (4,118,806)
                                                                ------------             ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                           (11,062,072)              32,427,858
                                                                ------------             ------------
INCREASE IN CASH AND CASH EQUIVALENTS                              8,451,968               18,400,901
  Cash and cash equivalents at beginning of period                22,336,722               19,394,958
                                                                ------------             ------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                                        $ 30,788,690             $ 37,795,859
                                                                ============             ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2000

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the reporting for income tax and financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2000

(UNAUDITED)

NOTE C--ACQUISITIONS-Continued

Pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company has recorded a charge of $1.9 million in the second quarter of 1999 related to severance, termination costs and other restructuring costs necessary to integrate the operations of American Phoenix Corporation with the Company. Costs incurred to exit certain leases and physically merge common locations comprised $950,000 of this amount. The remaining amount relates to employee severance and other integration costs. As of June 30, 2000, the Company had paid approximately $1,074,000 of these integration costs. These charges have been included in the following pro forma amounts. Similar costs related to American Phoenix Corporation's severance and termination costs were approximately $2,700,000, and were capitalized as part of the purchase. The following unaudited pro forma results of operations of the Company give effect to the acquisition of American Phoenix Corporation as though the transaction had occurred on January 1, 1999.

                                                       SIX MONTHS ENDED
                                                         JUNE 30, 1999
                                                         -------------

                 REVENUES                                $129,900,000
                 NET INCOME                                11,691,000

                 NET INCOME PER
                   COMMON SHARE:
                   Basic                                        $0.88
                                                                =====
                   Diluted                                      $0.81
                                                                =====

                 WEIGHTED AVERAGE
                   SHARES OUTSTANDING:
                   Basic                                   13,237,000
                   Diluted                                 14,771,000

During the first six months of 2000, the Company also acquired certain assets and liabilities of five insurance agencies for $4,761,000 ($4,227,000 in cash and $534,000 in guaranteed future payments) in purchase accounting transactions. Pro forma revenues and net income are not material to the consolidated financial statements.

NOTE D--SALE OF ASSETS

During the six months ended June 30, 2000 and 1999, the Company sold certain insurance accounts and other assets resulting in gains of approximately $885,000 and $3,667,000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2000

(UNAUDITED)

NOTE D--SALE OF ASSETS-Continued

including $302,000 of gains and $4,000 of losses during the second quarters of 2000 and 1999, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE E--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  June 30, 2000       June 30,  1999       June 30, 2000      June 30, 1999
                                                  -------------       --------------       -------------      -------------
Numerator for basic net income
  per share - net income                            $ 4,941,127          $ 3,043,540         $11,678,386        $10,480,495
  Effect of dilutive securities:
    5.25% convertible debenture                         269,812              173,082             539,277            173,082
                                                    -----------          -----------         -----------        -----------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                             $ 5,210,939          $ 3,216,622         $12,217,663        $10,653,577
                                                    ===========          ===========         ===========        ===========

Denominator
  Weighted average shares                            13,001,817           12,796,632          13,022,388         12,466,536
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                          44,973               89,385              51,045            103,733
                                                    -----------          -----------         -----------        -----------
  Denominator for basic net income per
   share                                             13,046,790           12,886,017          13,073,433         12,570,269
  Effect of dilutive securities
    Employee stock options                              316,734              144,865             300,310            114,177
    Employee non-vested stock                            11,539                    -               6,619                  -
    Contingent stock - acquisitions                       6,982               23,465               3,491             13,175
    5.25% convertible debenture                       1,406,593              937,729           1,406,593            468,864
                                                    -----------          -----------         -----------        -----------
  Dilutive potential common shares                    1,741,848            1,106,059           1,717,013            596,216
                                                    -----------          -----------         -----------        -----------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                   14,788,638           13,992,076          14,790,446         13,166,485
                                                    ===========          ===========         ===========        ===========

Net Income per Common Share:
  Basic                                                   $0.38                $0.24               $0.89              $0.83
                                                          =====                =====               =====              =====
  Diluted                                                 $0.35                $0.23               $0.83              $0.81
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

Three Months Ended June 30, 2000

Net income for the three months ended June 30, 2000 was $4.9 million, or $0.35 per share, compared with $3.0 million, or $0.23 per share. Excluding gains in both periods and an integration charge relating to the American Phoenix acquisition in the second quarter of 1999, net income was $4.8 million, a 14.3% increase from $4.2 million last year. Earnings per share on the same basis were $0.34, compared with $0.31.

Commissions and fees were $61.1 million, an increase of 13.0% from commissions and fees of $54.1 million during the comparable period of the prior year. Approximately $6.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $2.1 million from the sale of certain offices and accounts in 2000 and 1999. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 5.1%.

Investment income was comparable to the same period of the prior year. Other income increased $0.3 million or 110.2%. Amounts in other income include gains of certain insurance accounts and other assets of $0.3 million in 2000, compared with net losses of $4,000 in 1999.

Expenses for the quarter increased $4.1 million or 8.2%. Integration costs of $1.9 million were charged in the second quarter of 1999 to integrate the operations of American Phoenix Corporation with the Company. Compensation and benefits and other operating expenses increased $4.1 million and $1.0 million, respectively, primarily due to purchase acquisitions of new insurance agencies and increased earnings. Amortization of intangibles increased approximately $0.4 million due primarily to the aforementioned purchase acquisitions offset by sales of accounts in 2000. Interest expense increased by $0.5 million due to increased bank borrowings and issuance of Convertible Subordinated Debentures utilized to finance agency acquisition and stock repurchase programs.

The Company's overall tax rate for the three months ended June 30, 2000 was 43.0% which was comparable to 43.6% for the same period of the prior year.

Six Months Ended June 30, 2000

For the six months ended June 30, 2000, net income was $11.7 million, or $0.83 per share, compared to $10.5 million, or $0.81 per share last year. Excluding the effect of gains and the integration charge, net income was $11.2 million, or $0.79 per share, up from $9.4 million or $0.73 per share a year ago.

Commissions and fees were $126.7 million, an increase of 26.6% from commissions and fees of $100.1 million during the comparable period of the prior year. Approximately $25.0 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $2.6 million from the sale of certain offices and accounts in 2000 and 1999. Commissions and fees, excluding the effect of acquisitions and dispositions, from operations owned during both periods increased 4.2%.

Investment income increased $0.2 million, or 23.7%, primarily due to increased invested assets related to purchase acquisitions. Other income decreased $2.8 million or 65.9% from the prior year primarily due to the net impact of nonrecurring gains from the sale of certain insurance accounts an other assets.

Expenses increased by $21.5 million or 24.7%. Increases include $15.4 million in compensation and benefits and $4.9 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased earnings. Amortization of intangibles increased approximately $1.3 million due primarily to purchase acquisitions. Interest expense increased by $1.8 million due to increased bank borrowings and Subordinated Convertible Debentures utilized to finance agency acquisition and stock repurchase programs along with interest rate increases.

The Company's overall tax rate of 43.0% for the six months ended June 30, 2000, increased from the rate of 41.6% for the six months ended June 30, 1999 primarily due to the nondeductibility of a portion of the goodwill from the American Phoenix Corporation acquisition.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2000 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2000.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $24.6 million and $14.1 million for the six months ended June 30, 2000 and 1999, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $3.1 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $6.2 million and $27.1 million in the six months ended June 30, 2000 and 1999, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock, deferred cash payments and, in the case of the American Phoenix acquisition, issuance of Convertible Subordinated Debentures. Cash proceeds from the sale of accounts and other assets amounted to $3.9 million and $4.6 million in the six months ended June 30, 2000 and 1999, respectively. The Company did not have any material capital expenditure commitments as of June 30, 2000.

Financing activities (utilized) provided cash of ($11.1) million and $32.4 million in the six months ended June 30, 2000 and 1999, respectively. The Company has consistently made debt payments and annually increased its dividend rate. In addition, during the six months ended June 30, 2000 and 1999, the Company repurchased 116,700 and 132,600, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 390,100 shares. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $110.0 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At June 30, 2000, there were loans of $75.0 million outstanding under the bank agreement.

The Company had a current ratio (current assets to current liabilities) of 0.91 to 1.00 as of June 30, 2000. Shareholders' equity of $76.5 million at June 30, 2000, is improved from $71.2 million at December 31, 1999. The debt to equity ratio of 1.41 to 1.00 is decreased from the ratio at December 31, 1999 of 1.57 to 1.00 due to debt payments and net income.

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

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOUSRES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II - OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information required by this item was previously reported in the Company's Form 10-Q for the quarter ended March 31, 2000.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits

             Exhibit No.                          Document
             -----------                          --------

                10.1 First Amendment to Credit Agreement and Waiver, dated March, 2000 between the Registrant and First Union National Bank, PNC Bank, Bank of America, N.A., Fleet National Bank and Crestar Bank*

                10.2 Second Amendment to Credit Agreement, dated June 27, 2000 between the Registrant and First Union National Bank, PNC Bank, Bank of America, N.A., Fleet National Bank and SunTrust Bank*

                27                    Financial Data Schedule (filed
                                      electronically only)*

*Filed Herewith

       b)    Reports on Form 8-K

              None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Hilb, Rogal and Hamilton Company
                                            --------------------------------
                                                     (Registrant)


Date     August 11, 2000                    By:   /s/ Andrew L. Rogal
     ----------------------                     --------------------------------
                                                Chairman and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)



Date     August 11, 2000                    By:   /s/ Carolyn Jones
     ---------------------                      --------------------------------
                                                Senior Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial Officer)



Date     August 11, 2000                    By:   /s/ Robert W. Blanton, Jr.
     ----------------------                     --------------------------------
                                                Vice President and Controller
                                                  (Chief Accounting Officer)

                        HILB, ROGAL AND HAMILTON COMPANY

                                  EXHIBIT INDEX


             Exhibit No.                          Document
             -----------                          --------

                10.1 First Amendment to Credit Agreement and Waiver, dated March, 2000 between the Registrant and First Union National Bank, PNC Bank, Bank of America, N.A., Fleet National Bank and Crestar Bank*

                10.2 Second Amendment to Credit Agreement, dated June 27, 2000 between the Registrant and First Union National Bank, PNC Bank, Bank of America, N.A., Fleet National Bank and SunTrust Bank*

                27                    Financial Data Schedule (filed
                                      electronically only)*

*Filed Herewith