Form 10-Q
period 2000-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 2000-11-13
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 2000            Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Virginia                                              54-1194795
-----------------------------                          -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    P. O. Box 1220, Glen Allen, VA                             23060-1220
--------------------------------------------                  ------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at October 31, 2000
---------------------------                      -------------------------------
Common stock, no par value                                  13,245,349

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

Part I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

              Statement of Consolidated Income
                for the three months and nine months
                ended September 30, 2000 and 1999                          3

              Consolidated Balance Sheet,
                September 30, 2000 and December
                31, 1999                                                   4

              Statement of Consolidated Shareholders'
                Equity for the nine months ended
                September 30, 2000 and 1999                                5

              Statement of Consolidated Cash Flows
                for the nine months ended September
                30, 2000 and 1999                                          6

              Notes to Consolidated Financial
                Statements                                                 7-10

              Item 2.      Management's Discussion and Analysis
                             of Financial Condition and
                             Results of Operations                         11-14

              Item 3.      Qualitative and Quantitative Disclosures
                             About Market Risk                             14

Part II.      OTHER INFORMATION

              Item 6.      Exhibits and Reports on Form 8-K                14

                         PART I - FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                    SEPT. 30, 2000     SEPT. 30, 1999      SEPT. 30, 2000     SEPT. 30, 1999
                                    --------------     --------------      --------------     --------------
Revenues
  Commissions and fees              $   64,643,935     $   61,374,665      $  191,379,918     $  161,450,343
  Investment income                        744,130            571,809           1,801,202          1,426,323
  Other                                    386,382          1,260,162           1,821,648          5,468,827
                                    --------------     --------------      --------------     --------------
                                        65,774,447         63,206,636         195,002,768        168,345,493

Operating expenses
  Compensation and
    employee benefits                   36,139,046         35,192,027         108,070,188         91,736,458
  Other operating expenses              13,650,250         13,284,188          40,450,501         35,185,372
  Amortization of
    intangibles                          3,080,862          2,980,643           9,063,474          7,619,861
  Interest expense                       2,111,634          2,144,184           6,137,198          4,349,347
  Integration charge                             -                  -                   -          1,900,000
                                    --------------     --------------      --------------     --------------
                                        54,981,792         53,601,042         163,721,361        140,791,038
                                    --------------     --------------      --------------     --------------

INCOME BEFORE
  INCOME TAXES                          10,792,655          9,605,594          31,281,407         27,554,455

Income taxes                             4,640,639          3,689,601          13,451,005         11,157,967
                                    --------------     --------------      --------------     --------------

  NET INCOME                        $    6,152,016     $    5,915,993      $   17,830,402     $   16,396,488
                                    ==============     ==============      ==============     ==============

NET INCOME PER
  COMMON SHARE:
  Basic                                      $0.47              $0.45               $1.36              $1.28
                                             =====              =====               =====              =====
  Dilutive                                   $0.43              $0.42               $1.26              $1.23
                                             =====              =====               =====              =====






See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               2000                  1999
                                                                               ----                  ----
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $ 35,966,180           $ 22,336,722
  Investments                                                                1,869,526              2,939,238
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $1,659,000 and $1,456,000,
       respectively                                                         75,272,202             61,853,039
    Other                                                                   14,150,015             13,418,165
                                                                          ------------           ------------
                                                                            89,422,217             75,271,204
  Prepaid expenses and other current assets                                  5,612,347             10,653,387
                                                                          ------------           ------------
              TOTAL CURRENT ASSETS                                         132,870,270            111,200,551

INVESTMENTS                                                                  1,880,940              1,761,463

PROPERTY AND EQUIPMENT, NET                                                 15,789,755             15,412,623

INTANGIBLE ASSETS                                                          238,787,636            229,130,542
   Less accumulated amortization                                            52,993,514             45,082,914
                                                                          ------------           ------------
                                                                           185,794,122            184,047,628
OTHER ASSETS                                                                 7,965,960              5,559,054
                                                                          ------------           ------------
                                                                          $344,301,047           $317,981,319
                                                                          ============           ============
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
   Premiums payable to insurance companies                                $112,165,740           $ 87,752,334
   Accounts payable and accrued expenses                                    14,124,895             17,496,667
   Premium deposits and credits due customers                               14,210,147             15,192,499
   Current portion of long-term debt                                         4,413,528              3,865,137
                                                                          ------------           ------------
                 TOTAL CURRENT LIABILITIES                                 144,914,310            124,306,637

LONG-TERM DEBT                                                             106,338,712            111,826,434

OTHER LONG-TERM LIABILITIES                                                 11,480,153             10,672,472

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 13,156,147 and
     13,058,978 shares, respectively                                        17,420,664             18,248,712
   Retained earnings                                                        64,147,208             52,927,064
                                                                          ------------           ------------
                                                                            81,567,872             71,175,776
                                                                          ------------           ------------
                                                                          $344,301,047           $317,981,319
                                                                          ============           ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                        Common Stock    Retained Earnings
                                                        ------------    -----------------
Balance at January 1, 2000                              $ 18,248,712       $ 52,927,064
  Issuance of 213,869 shares of
    Common Stock                                           2,256,863
  Purchase of 116,700 shares of
    Common Stock                                          (3,084,911)
  Payment of dividends ($.505 per share)                                     (6,610,258)
  Net income                                                                 17,830,402
                                                        ------------       ------------
Balance at September 30, 2000                           $ 17,420,664       $ 64,147,208
                                                        ============       ============

Balance at January 1, 1999                              $  3,831,208       $ 41,879,167
  Issuance of 1,166,163 shares of
    Common Stock                                          19,386,042
  Purchase of 164,900 shares of
    Common Stock                                          (3,399,290)
  Payment of dividends ($.49 per share)                                      (6,269,489)
  Net income                                                                 16,396,488
                                                        ------------       ------------
Balance at September 30, 1999                           $ 19,817,960       $ 52,006,166
                                                        ============       ============












See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                   SEPT. 30, 2000        SEPT. 30, 1999
                                                                   --------------        --------------
OPERATING ACTIVITIES
  Net income                                                       $   17,830,402        $   16,396,488
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     3,903,409             3,322,138
      Amortization of intangible assets                                 9,063,474             7,619,861
                                                                   --------------        --------------
      Net income plus amortization and depreciation                    30,797,285            27,338,487

      Provision for losses on accounts receivable                         631,709               323,661
      Gain on sale of assets                                             (921,674)           (4,683,747)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          (Increase) decrease in accounts receivable                  (14,876,571)           16,708,403
          Decrease in prepaid expenses                                  5,041,040             1,203,811
          Increase (decrease) in premiums payable to
            insurance companies                                        23,435,463           (14,581,358)
          Increase (decrease) in premium deposits and
            credits due customers                                        (934,944)            4,952,409
          Decrease in accounts payable and accrued
            expenses                                                   (3,311,357)           (6,298,247)
          Other operating activities                                      761,011             1,212,552
                                                                   --------------        --------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                           40,621,962            26,175,971

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                         2,911,316             4,063,767
  Purchase of investments                                              (1,961,081)           (2,270,972)
  Purchase of property and equipment                                   (4,920,582)           (5,489,904)
  Purchase of insurance agencies, net of cash acquired                (11,770,179)          (27,857,257)
  Proceeds from sale of assets                                          4,660,028             5,304,771
  Other investing activities                                           (1,327,634)           (2,620,131)
                                                                   --------------        --------------
NET CASH USED IN INVESTING ACTIVITIES                                 (12,408,132)          (28,869,726)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                          3,000,000            93,000,000
  Principal payments on long-term debt                                (10,424,816)          (62,184,553)
  Proceeds from issuance of Common Stock                                2,535,613             2,454,792
  Repurchase of Common Stock                                           (3,084,911)           (3,399,291)
  Dividends                                                            (6,610,258)           (6,269,489)
                                                                   --------------        --------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                                (14,584,372)           23,601,459
                                                                   --------------        --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                  13,629,458            20,907,704
  Cash and cash equivalents at beginning of period                     22,336,722            19,394,958
                                                                   --------------        --------------
CASH AND CASH EQUIVLENTS AT END OF
  PERIOD                                                           $   35,966,180        $   40,302,662
                                                                   ==============        ==============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2000

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B--ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the new statement will have a significant effect on earnings or the financial position of the Company.

On December 3, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management does not anticipate that SAB 101 will have a significant effect on earnings or financial position of the Company.

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

September 30, 2000

(UNAUDITED)

NOTE D--ACQUISITIONS

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

Pursuant to EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company has recorded a charge of $1.9 million in the second quarter of 1999 related to severance, termination costs and other restructuring costs necessary to integrate the operations of American Phoenix Corporation with the Company. Costs incurred to exit certain leases and physically merge common locations comprised $950,000 of this amount. The remaining amount relates to employee severance and other integration costs. As of September 30, 2000, the Company had paid approximately $1,300,000 of these integration costs. These charges have been included in the following pro forma amounts. Similar costs related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2000

(UNAUDITED)

NOTE D--ACQUISITIONS-Continued

American Phoenix Corporation's severance and termination costs were approximately $2,700,000, and were capitalized as part of the purchase. The following unaudited pro forma results of operations of the Company give effect to the acquisition of American Phoenix Corporation as though the transaction had occurred on January 1, 1999.

                                                   NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999
                                                   ------------------

                    REVENUES                          $193,082,000
                    NET INCOME                          17,694,000

                    NET INCOME PER
                      COMMON SHARE:
                      Basic                                  $1.34
                                                             =====
                      Diluted                                $1.23
                                                             =====

                    WEIGHTED AVERAGE
                      SHARES OUTSTANDING:
                      Basic                             13,222,112
                      Diluted                           14,796,325

During the first nine months of 2000, the Company also acquired certain assets and liabilities of eight insurance agencies for $12,150,000 ($9,665,000 in cash and $2,485,000 in guaranteed future payments) in purchase accounting transactions. These acquisitions are not material to the consolidated financial statements individually or in the aggregate.

NOTE E--SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2000 and 1999, the Company sold certain insurance accounts and other assets resulting in gains of approximately $922,000 and $3,678,000, including $36,000 of gains and $10,000 of gains during the third quarters of 2000 and 1999, respectively. The Company also recorded a non-taxable gain of $1,006,000 in the third quarter of 1999 from the receipt of insurance proceeds on the life of a former subsidiary president. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2000

(UNAUDITED)

NOTE F--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                                               --------------   --------------   --------------   --------------
Numerator for basic net income
  per share - net income                                       $    6,152,016   $    5,915,993   $   17,830,402   $   16,396,488
  Effect of dilutive securities:
    5.25% convertible debenture                                       270,162          268,789          809,439          441,871
                                                               --------------   --------------   --------------   --------------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                                        $    6,422,178   $    6,184,782   $   18,639,841   $   16,838,359
                                                               ==============   ==============   ==============   ==============

Denominator
  Weighted average shares                                          13,035,624       13,112,666       13,026,800       12,681,912
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                                        37,429           79,800           46,507           95,756
                                                               --------------   --------------   --------------   --------------
  Denominator for basic net income per
   share                                                           13,073,053       13,192,466       13,073,307       12,777,668
  Effect of dilutive securities
    Employee stock options                                            401,966          226,373          334,195          151,576
    Employee non-vested stock                                          28,674              133           13,970               44
    Contingent stock - acquisitions                                    16,326           21,649            7,769           15,999
    5.25% convertible debenture                                     1,406,593        1,406,593        1,406,593          781,441
                                                               --------------   --------------   --------------   --------------
  Dilutive potential common shares                                  1,853,559        1,654,748        1,762,527          949,060
                                                               --------------   --------------   --------------   --------------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                                 14,926,612       14,847,214       14,835,834       13,726,728
                                                               ==============   ==============   ==============   ==============

Net Income per Common Share:
  Basic                                                                 $0.47            $0.45            $1.36            $1.28
                                                                        =====            =====            =====            =====
  Diluted                                                               $0.43            $0.42            $1.26            $1.23
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

Three Months Ended September 30, 2000

Net income for the three months ended September 30, 2000 was $6.2 million, or $0.43 per share, compared with $5.9 million, or $0.42 per share. Excluding non-recurring gains in both periods, net income was $6.1 million, a 25.0% increase from $4.9 million last year. Net income per share on the same basis was $0.43, compared with $0.35, an increase of 22.9%.

Commissions and fees were $64.6 million, an increase of 5.3% from commissions and fees of $61.4 million during the comparable period of the prior year. Approximately $2.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $2.3 million from the sale of certain offices and accounts in 2000 and 1999. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 5.2%.

Investment income increased $0.2 million or 30.1% due primarily to increased invested assets and higher interest rates. Other income decreased $0.9 million or 69.3% primarily due to a $1.0 million non-taxable gain from the receipt of life insurance proceeds in 1999.

Expenses for the quarter increased $1.4 million or 2.6%. Compensation and benefits and other operating expenses increased $0.9 million and $0.4 million, respectively, primarily due to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles increased approximately $0.1 million due primarily to the aforementioned purchase acquisitions offset by sales of accounts in 2000. Interest expense remained comparable to the same period.

The Company's overall tax rate for the three months ended September 30, 2000 was 43.0% compared to 38.4% for the same period of the prior year. The increase was due to the non-taxable life insurance proceeds received in 1999.

Nine Months Ended September 30, 2000

For the nine months ended September 30, 2000, net income was $17.8 million, or $1.26 per share, compared to $16.4 million, or $1.23 per share last year. Excluding the effect of gains and the integration charge, net income was $17.3 million, or $1.22 per share, up from $14.3 million or $1.08 per share a year ago.

Commissions and fees were $191.4 million, an increase of 18.5% from commissions and fees of $161.5 million during the comparable period of the prior year. Approximately $27.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $4.9 million from the sale of certain offices and accounts in 2000 and 1999. Commissions and fees, excluding the effect of acquisitions and dispositions, from operations owned during both periods increased 4.6%.

Investment income increased $0.4 million, or 26.3%, primarily due to increased invested assets related to purchase acquisitions. Other income decreased $3.6 million or 66.7% from the prior year primarily due to the aforementioned life insurance proceeds and the impact of nonrecurring gains from the sale of certain insurance accounts and other assets.

Expenses increased by $22.9 million or 16.3%. Increases include $16.3 million in compensation and benefits and $5.3 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles increased approximately $1.4 million due primarily to purchase acquisitions. Interest expense increased by $1.8 million due to increased bank borrowings and Subordinated Convertible Debentures utilized to finance agency acquisition and stock repurchase programs along with interest rate increases.

The Company's overall tax rate of 43.0% for the nine months ended September 30, 2000, increased from the rate of 40.5% for the nine months ended September 30, 1999 primarily due to increased nondeductible amortization in 2000 and the non-taxable life insurance proceeds received in 1999.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2000 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2000.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $40.6 million and $26.2 million for the nine months ended September 30, 2000 and 1999, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $4.9 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $11.8 million and $27.9 million in the nine months ended September 30, 2000 and 1999, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock, deferred cash payments and, in the case of the American Phoenix acquisition, issuance of Convertible Subordinated Debentures. Cash proceeds from the sale of accounts and other assets amounted to $4.7 million and $5.3 million in the nine months ended September 30, 2000 and 1999, respectively. The Company did not have any material capital expenditure commitments as of September 30, 2000.

Financing activities (utilized) provided cash of ($14.6) million and $23.6 million in the nine months ended September 30, 2000 and 1999, respectively. The Company has consistently made debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 2000 and 1999, the Company repurchased 116,700 and 164,900, respectively, shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 390,100 shares. The Company anticipates the continuance of its dividend policy. The Company has a bank credit facility for $107.8 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At September 30, 2000, there were loans of $72.8 million outstanding under the bank agreement.

The Company had a current ratio (current assets to current liabilities) of 0.92 to 1.00 as of September 30, 2000. Shareholders' equity of $81.6 million at September 30, 2000, is improved from $71.2 million at December 31, 1999. The debt to equity ratio of 1.30 to 1.00 is decreased from the ratio at December 31, 1999 of 1.57 to 1.00 due to debt payments and net income.

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


                                           Hilb, Rogal and Hamilton Company
                                           --------------------------------
                                                     (Registrant)


Date      November 13, 2000                By:    /s/  Andrew L. Rogal
         -------------------                   ---------------------------------
                                               Chairman and Chief Executive
                                                 Officer
                                               (Principal Executive Officer)



Date      November 13, 2000                By:   /s/  Carolyn Jones
         -------------------                   ---------------------------------
                                               Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)



Date      November 13, 2000               By:   /s/  Robert W. Blanton, Jr.
         -------------------                   ---------------------------------
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