Form 10-Q
period 2001-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 2001-05-11
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001                 Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                                54-1194795
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

     P. O. Box 1220, Glen, Allen, VA                              23060-1220
--------------------------------------------                 -------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding at May 1,  2001
------------------------------                    ------------------------------
 Common stock, no par value                                  13,564,302

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part I.     FINANCIAL INFORMATION


            Item 1.     Financial Statements

            Statement of Consolidated Income
              for the three months ended
              March 31, 2001 and 2000                                          3

            Consolidated Balance Sheet
              March 31, 2001 and December 31,
              2000                                                             4

            Statement of Consolidated Shareholders'
              Equity for the three months ended
              March 31, 2001 and 2000                                          5

            Statement of Consolidated Cash Flows
              for the three months ended March 31,
              2001 and 2000                                                    6

            Notes to Consolidated Financial
              Statements                                                     7-9


            Item 2.     Management's Discussion and Analysis
                          of Financial Condition and
                          Results of Operations                            10-12

            Item 3.     Qualitative and Quantitative Disclosures
                          About Market Risk                                   12


Part II.    OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of Security
                          Holders                                             12

            Item 6.     Exhibits and Reports on Form 8-K                      13

                         PART I -- FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                      MARCH 31, 2001         MARCH  31, 2000
                                                                      --------------         ---------------
Revenues
  Commissions and fees                                                $   77,002,907          $   65,613,341
  Investment income                                                          627,783                 525,762
  Other income                                                               281,037                 873,430
                                                                      --------------          --------------
                                                                          77,911,727              67,012,533
Operating expenses
  Compensation and employee benefits                                      42,769,221              36,393,961
  Other operating expenses                                                15,861,071              13,821,593
  Amortization of intangibles                                              3,324,503               2,987,722
  Interest expense                                                         2,306,009               1,989,151
                                                                      --------------          --------------
                                                                          64,260,804              55,192,427
                                                                      --------------          --------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                                  13,650,923              11,820,106

Income taxes                                                               5,869,897               5,082,848
                                                                      --------------          --------------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                     7,781,026               6,737,258

Cumulative effect of accounting change, net of tax                                 -                (325,000)
                                                                      --------------          --------------

NET INCOME                                                            $    7,781,026          $    6,412,258
                                                                      ==============          ==============

Net Income Per Share - Basic:
  Income before cumulative effect of accounting change                $         0.58          $         0.51
  Cumulative effect of accounting change, net of tax                               -                   (0.02)
                                                                      --------------          --------------
  Net income                                                          $         0.58          $         0.49
                                                                      ==============          ==============

Net Income Per Share - Assuming Dilution:
  Income before cumulative effect of accounting change                $         0.53          $         0.47
  Cumulative effect of accounting change, net of tax                               -                   (0.02)
                                                                      --------------          --------------
  Net income                                                          $         0.53          $         0.45
                                                                      ==============          ==============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                         MARCH 31,             DECEMBER 31,
                                                                           2001                    2000
                                                                           ----                    ----
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $   50,921,673          $   28,880,784
  Investments                                                              2,036,297               2,127,404
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $1,872,000 and $1,878,000,
       respectively                                                       69,608,286              81,117,359
    Other                                                                 15,486,549              12,883,269
                                                                      --------------          --------------
                                                                          85,094,835              94,000,628
  Prepaid expenses and other current assets                                6,007,829               6,469,289
                                                                      --------------          --------------
              TOTAL CURRENT ASSETS                                       144,060,634             131,478,105

INVESTMENTS                                                                1,667,455               1,653,775

PROPERTY AND EQUIPMENT, NET                                               17,997,409              16,495,033

INTANGIBLE ASSETS                                                        273,362,912             243,025,280
   Less accumulated amortization                                          49,691,443              46,366,851
                                                                      --------------          --------------
                                                                         223,671,469             196,658,429
OTHER ASSETS                                                               8,630,409               7,085,521
                                                                      --------------          --------------
                                                                      $  396,027,376          $  353,370,863
                                                                      ==============          ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Premiums payable to insurance companies                            $  114,466,978          $  110,399,098
   Accounts payable                                                        5,956,165               5,458,152
    Accrued expenses                                                      11,474,972              13,606,919
   Premium deposits and credits due customers                             20,626,055              15,980,901
   Current portion of long-term debt                                       4,577,466               5,555,940
                                                                      --------------          --------------
              TOTAL CURRENT LIABILITIES                                  157,101,636             151,001,010

LONG-TERM DEBT                                                           128,035,841             103,113,474

OTHER LONG-TERM LIABILITIES                                               12,404,841              11,034,413

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 13,475,639 and 13,280,468 shares,
       respectively                                                       28,152,118              22,361,312
   Retained earnings                                                      71,352,889              65,860,654
   Accumulated other comprehensive earnings (loss)                        (1,019,949)                      -
                                                                      --------------          --------------
                                                                          98,485,058              88,221,966
                                                                      --------------          --------------
                                                                      $  396,027,376          $  353,370,863
                                                                      ==============          ==============


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                                           COMMON            RETAINED           EARNINGS
                                                           STOCK             EARNINGS            (LOSS)
                                                       --------------     --------------     -------------
Balance at January 1, 2001                             $  22,361,312      $  65,860,654      $           -
    Issuance of 195,171 shares of
     Common Stock                                          5,790,806
   Payment of dividends ($.17 per share)                                     (2,288,791)
   Net income                                                                 7,781,026
   Cumulative effect of accounting change
      related to derivatives, net of tax                                                          (516,600)
    Derivative loss arising during first
       quarter 2001, net of tax                                                                   (503,349)
                                                       --------------     --------------     -------------
 Balance at March 31, 2001                             $   28,152,118     $   71,352,889     $  (1,019,949)
                                                       ==============     ==============     =============


Balance at January 1, 2000                             $   18,248,712     $   52,927,064     $           -
   Issuance of 122,979 shares of
     Common Stock                                             508,524
   Purchase of 72,200 shares of
     Common Stock                                          (2,013,145)
   Payment of dividends ($.165 per share)                                     (2,149,762)
   Net income                                                                  6,412,258
                                                       --------------     --------------     -------------
Balance at March 31, 2000                              $   16,744,091     $   57,189,560     $           -
                                                       ==============     ==============     =============














See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                      MARCH 31, 2001          MARCH 31, 2000
                                                                      --------------          --------------
OPERATING ACTIVITIES
   Net income                                                         $    7,781,026          $    6,412,258
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of accounting change, net of tax                         -                 325,000
        Depreciation and amortization                                      1,481,825               1,225,424
        Amortization of intangible assets                                  3,324,503               2,987,603
                                                                      --------------          --------------
        Net income plus amortization and depreciation and
           cumulative effect of accounting change, net of tax             12,587,354              10,950,285
         Provision for losses on accounts receivable                         194,149                 130,577
         Gain on sale of assets                                              (38,591)               (583,174)
         Changes in operating assets and liabilities
            net of  effects  from insurance agency
            acquisitions and dispositions:
             Decrease in accounts receivable                              16,367,519               2,732,158
             Decrease in prepaid expenses                                    957,392               4,514,696
             (Decrease) increase in premiums payable
              to insurance companies                                      (7,062,917)              3,376,731
             Increase in premium deposits and
              credits due customers                                        4,645,154               1,317,132
             Decrease in accounts payable                                   (710,005)               (654,619)
             Decrease in accrued expenses                                 (3,025,476)             (5,862,453)
             Other operating activities                                    1,369,952                (572,833)
                                                                      --------------          --------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                             25,284,531              15,348,500
INVESTING ACTIVITIES
   Purchase of investments                                                  (745,153)             (1,010,769)
   Purchase of property and equipment                                       (960,305)             (1,015,050)
   Purchase of insurance agencies, net of
      cash acquired                                                      (17,512,291)             (2,422,155)
   Proceeds from sale of assets                                               18,647               2,244,199
   Other investing activities                                                191,112                (377,995)
                                                                      --------------          --------------
NET CASH USED IN INVESTING ACTIVITIES                                    (19,007,990)             (2,581,770)
FINANCING ACTIVITIES
   Proceeds from long-term debt                                           25,000,000               3,000,000
   Principal payments on long-term debt                                   (7,999,266)             (4,522,464)
   Proceeds from issuance of Common Stock                                  1,052,405                 787,273
   Repurchase of Common Stock                                                      -              (2,013,144)
   Dividends                                                              (2,288,791)             (2,149,762)
                                                                      --------------          --------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    15,764,348              (4,898,097)
                                                                      --------------          --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                     22,040,889               7,868,633
   Cash and cash equivalents at beginning of
     period                                                               28,880,784              22,336,722
                                                                      --------------          --------------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                             $   50,921,673          $   30,205,355
                                                                      ==============          ==============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2001

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B--CHANGES IN ACCOUNTING METHOD

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value recognizing offsetting gains and losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company's use of derivative instruments is limited to interest rate swap agreements used to modify the interest characteristics for a portion of its outstanding debt. These interest rate swaps are designated as cash flow hedges. The adoption of Statement 133 resulted in a $517,000 cumulative effect of accounting change, net of tax and was recognized as a decrease to accumulated other comprehensive income. The adoption of Statement 133 did not have a material effect on net income for the period ended March 31, 2001.

In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, the Company changed its method of accounting for cancellation of customer insurance policies. Previously, the Company did not record a reserve for such cancellations. Under the new method of accounting adopted retroactive to January 1, 2000, the Company now records a reserve for such cancellations. The cumulative effect of the change on prior years resulted in a charge to income of $325,000 (net of income taxes of $225,000), for the year ended December 31, 2000. The Company will periodically review the adequacy of the allowance and adjust it as necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2001

(UNAUDITED)

NOTE C--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE D--ACQUISITIONS

During the first three months of 2001, the Company acquired certain assets and liabilities of four insurance agencies for approximately $29,200,000 ($21,700,000 in cash, $3,400,000 in guaranteed future payments and approximately 106,000 shares of Common Stock) in purchase accounting transactions. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE E--SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2001 and 2000, the Company sold certain insurance accounts and other assets resulting in gains of approximately $39,000 and $583,000, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2001

(UNAUDITED)

NOTE F--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                                                THREE MONTHS ENDED
                                                                      MARCH 31, 2001          MARCH 31, 2000
                                                                      --------------          --------------
Numerator for basic and dilutive net income
  per share - net income                                              $    7,781,026          $    6,412,258
  Effect of dilutive securities:
    5.25% convertible debenture                                              270,882                 269,465
                                                                      --------------          --------------
  Numerator for dilutive net income per share - net
    income available after assumed conversions                        $    8,051,908          $    6,681,723
                                                                      ==============          ==============

Denominator
  Weighted average shares                                                 13,280,558              13,042,960
  Effect of guaranteed future shares to be issued in
    connection with agency acquisitions                                       27,429                  57,117
                                                                      --------------          --------------
  Denominator for basic net income per share                              13,307,987              13,100,077
  Effect of dilutive securities:
    Employee stock options                                                   342,081                 283,885
    Employee restricted stock                                                 38,260                   1,698
    Contingent stock - acquisitions                                            5,882                       -
    5.25% convertible debenture                                            1,406,593               1,406,593
                                                                      --------------          --------------
  Dilutive potential common shares                                         1,792,816               1,692,176
                                                                      --------------          --------------
  Denominator for diluted net income per share -
    adjusted weighted average shares and
    assumed conversions                                                   15,100,803              14,792,253
                                                                      ==============          ==============

Net Income per Common Share:
  Basic                                                                        $0.58                   $0.49
                                                                               =====                   =====
  Diluted                                                                      $0.53                   $0.45
                                                                               =====                   =====


NOTE G--SUBSEQUENT EVENT

Subsequent to March 31, 2001, the Company signed the Amended and Restated Credit Agreement with seven banks that allows for borrowings of up to $160 million consisting of a $100 million revolving credit facility and a $60 million term loan facility, both of which bear interest at variable rates. The term portion of the facility is payable quarterly beginning June 30, 2001 with the final payment due June 30, 2004.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three Months Ended March 31, 2001

Net income for the three months ended March 31, 2001 was $7.8 million, or $0.53 per share, compared with $6.4 million, or $0.45 per share after an accounting change for the same period last year. Excluding net non-recurring gains in both periods and the accounting change in 2000, net income was $7.8 million, a 21.4% increase from $6.4 million last year. Net income per share on the same basis was $0.53, compared with $0.45, an increase of 17.8%.

Commissions and fees were $77.0 million, an increase of 17.4% from commissions and fees of $65.6 million during the comparable period of the prior year. Approximately $10.1 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.6 million from the sale of certain offices and accounts in 2001 and 2000. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 4.5%. This increase relates primarily to new business production and modest firming of premium levels partially offset by continued pruning of low margin business. Non-standard commissions (contingent, bonus and override commissions), net of acquisitions, were higher than anticipated but level with last year which tempered the "organic" revenue growth rate slightly for the quarter.

Investment income increased $0.1 million or 19.4% due primarily to increased invested assets. Other income decreased $0.6 million or 67.8% primarily due to the decrease in gains from the sale of insurance accounts and other assets from $583,000 in 2000 to $39,000 in 2001.

Expenses for the quarter increased $9.1 million or 16.4%. Compensation and benefits and other operating expenses increased $6.4 million and $2.0 million, respectively, primarily due to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles increased approximately $0.3 million due primarily to the aforementioned purchase acquisitions. Interest expense increased $0.3 million due to increased borrowings.

The Company's overall tax rate for the three months ended March 31, 2001 was 43.0% comparable to 43.0% for the same period of the prior year.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2001 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2001.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $25.3 million and $15.3 million for the three months ended March 31, 2001 and 2000, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $1.0 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $17.5 million and $2.4 million in the three months ended March 31, 2001 and 2000, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $18,000 and $2.2 million during the three months ended March 31, 2001 and 2000, respectively. The Company did not have any material capital expenditure commitments as of March 31, 2001.

Financing activities provided cash of $15.8 million and utilized cash of $4.9 million in the three months ended March 31, 2001 and 2000, respectively. The Company has consistently made debt payments and annually increased its dividend rate. In addition, during the three months ended March 31, 2000, the Company repurchased 72,200 shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 379,100 shares. The Company anticipates the continuance of its dividend policy. As of March 31, 2001, the Company had an available bank credit facility of $101.3 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At March 31, 2001, there were loans of $91.3 million outstanding under the bank agreement.

Subsequent to the end of the quarter, the Company signed the Amended and Restated Credit Agreement providing for a credit facility of up to $160 million under which all borrowings are due in various amounts through 2004. The new agreement consists of a $100 million revolving credit facility and a $60 million term loan facility.

The Company had a current ratio (current assets to current liabilities) of 0.92 to 1.00 as of March 31, 2001. Shareholders' equity of $98.5 million at March 31, 2001, is improved from $88.2 million at December 31, 2000. The debt to equity ratio of 1.30 to 1.00 is increased from the ratio at December 31, 2000 of 1.17 to 1.00 due to increased borrowings and by the unrealized loss on interest rate swaps offset by net income.

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

Forward-Looking Statements
--------------------------

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on Tuesday, May 1, 2001.

             c) The Shareholders voted for the election of four (4) directors to serve for terms of three (3) years expiring on the date of the Annual Meeting in 2004 and until their successors are elected. The results of the voting in these elections are set forth below.

                                            Votes For      Votes      Non-Votes
                                                          Withheld

                   J. S. M. French          10,925,970     78,073     2,469,247
                   Anthony F. Markel        10,925,970     78,073     2,469,247
                   David W. Searfoss        10,925,370     78,673     2,469,247
                   Robert S. Ukrop          10,922,570     81,473     2,469,247

                   No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a)   Exhibits

                  Exhibit No.                              Document
                  -----------                              --------

                     10.1 Amended and Restated Credit Agreement dated April 6, 2001 among the Registrant and First
                                               Union  National  Bank,  PNC Bank,
                                               National   Association   Bank  of
                                               America  Securities,  LLC,  Fleet
                                               National  Bank,   SunTrust  Bank,
                                               Branch  Banking and Trust Company
                                               and Comerica Bank*

             b)   Reports on Form 8-K

                  None.



* Filed Herewith

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hilb, Rogal and Hamilton Company
                                             --------------------------------
                                                      (Registrant)


Date         May 11, 2001                    By:   /s/  Andrew L. Rogal
      ------------------------                  --------------------------------
                                                Chairman and Chief Executive
                                                   Officer
                                                 (Principal Executive Officer)



Date         May 11, 2001                    By:   /s/  Carolyn Jones
      ------------------------                  --------------------------------
                                                Senior Vice President and Chief
                                                    Financial Officer
                                                 (Principal Financial Officer)



Date         May 11, 2001                    By:  /s/  Robert W. Blanton, Jr.
      ------------------------                  --------------------------------
                                                Vice President and Controller
                                                 (Chief Accounting Officer)