Form 10-Q
period 2001-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 2001-08-14
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001                   Commission file number 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                               54-1194795
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  4951 Lake Brook Drive, Suite 500                               23060-1220
----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at July 31, 2001
--------------------------                          ----------------------------
Common stock, no par value                                  14,068,878

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----


                                                                         Page
                                                                         ----

Part I.       FINANCIAL INFORMATION

              Item 1.     Financial Statements

              Statement of Consolidated Income
                for the three months and six months
                ended June 30, 2001 and 2000                               3

              Consolidated Balance Sheet,
                June 30, 2001 and December
                31, 2000                                                   4

              Statement of Consolidated Shareholders'
                Equity for the six months ended
                June 30, 2001 and 2000                                     5

              Statement of Consolidated Cash Flows
                for the six months ended June
                30, 2001 and 2000                                          6

              Notes to Consolidated Financial
                Statements                                                 7-11

              Item 2.     Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations                          12-14

              Item 3.     Qualitative and Quantitative Disclosures
                            About Market Risk                              15

Part II.      OTHER INFORMATION

              Item 4.     Submission of Matters to a Vote of
                            Security Holders                               15

              Item 6.     Exhibits and Reports on Form 8-K                 16

                         PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                              -------------      -------------      -------------      -------------
Revenues
  Commissions and fees                        $  74,302,275      $  61,122,642      $ 151,305,181      $ 126,735,982
  Investment income                                 668,604            531,310          1,296,387          1,057,073
  Other                                           2,818,736            561,835          3,099,774          1,435,266
                                              -------------      -------------      -------------      -------------
                                                 77,789,615         62,215,787        155,701,342        129,228,321

Operating expenses
  Compensation and employee
    benefits                                     42,754,692         35,537,180         85,523,913         71,931,142
  Other operating expenses                       15,574,239         12,978,540         31,435,310         26,800,252
  Amortization of intangibles                     3,446,099          2,995,010          6,770,602          5,982,613
  Interest expense                                2,353,562          2,036,412          4,659,571          4,025,563
                                              -------------      -------------      -------------      -------------
                                                 64,128,592         53,547,142        128,389,396        108,739,570
                                              -------------      -------------      -------------      -------------
INCOME BEFORE INCOME
  TAXES AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              13,661,023          8,668,645         27,311,946         20,488,751

Income taxes                                      5,874,240          3,727,518         11,744,137          8,810,365
                                              -------------      -------------      -------------      -------------

INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                               7,786,783          4,941,127         15,567,809         11,678,386

Cumulative effect of accounting
  change, net of tax                                      -                  -                  -           (325,000)
                                              -------------      -------------      -------------      -------------

NET INCOME                                    $   7,786,783      $   4,941,127      $  15,567,809      $  11,353,386
                                              =============      =============      =============      =============

Net Income Per Share - Basic:
  Income before cumulative
    effect of accounting change                    $0.58             $0.38               $1.16              $0.89
  Cumulative effect of
    accounting change, net of tax                      -                 -                   -              (0.02)
                                                   -----             -----               -----              ------
  Net income                                       $0.58             $0.38               $1.16              $0.87
                                                   =====             =====               =====              =====

Net Income Per Share -
  Assuming Dilution:
  Income before cumulative
    effect of accounting change                    $0.53             $0.35               $1.06              $0.83
  Cumulative effect of
    accounting change, net of tax                      -                 -                   -              (0.02)
                                                   -----             -----               -----              -----
  Net income                                       $0.53             $0.35               $1.06              $0.81
                                                   =====             =====               =====              =====

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                          JUNE 30,             DECEMBER 31,
                                                            2001                  2000
                                                            ----                  ----
                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $  52,577,841         $  28,880,784
  Investments                                              2,037,802             2,127,404
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $1,871,000 and $1,878,000,
       respectively                                       75,292,469            81,117,359
    Other                                                 16,558,477            12,883,269
                                                       -------------         -------------
                                                          91,850,946            94,000,628
  Prepaid expenses and other current assets                6,085,532             6,469,289
                                                       -------------         -------------
              TOTAL CURRENT ASSETS                       152,552,121           131,478,105

INVESTMENTS                                                1,520,131             1,653,775

PROPERTY AND EQUIPMENT, NET                               18,889,245            16,495,033

INTANGIBLE ASSETS                                        278,268,984           243,025,280
   Less accumulated amortization                          52,804,927            46,366,851
                                                       -------------         -------------
                                                         225,464,057           196,658,429
OTHER ASSETS                                               8,366,915             7,085,521
                                                       -------------         -------------
                                                       $ 406,792,469         $ 353,370,863
                                                       =============         =============
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies              $ 120,353,276         $ 110,399,098
  Accounts payable                                         7,419,792             5,458,152
  Accrued expenses                                         9,295,786            13,606,919
  Premium deposits and credits due customers              19,817,603            15,980,901
  Current portion of long-term debt                        5,195,709             5,555,940
                                                       -------------         -------------
                 TOTAL CURRENT LIABILITIES               162,082,166           151,001,010

LONG-TERM DEBT                                           123,766,333           103,113,474

OTHER LONG-TERM LIABILITIES                               13,029,538            11,034,413

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 13,590,447 and
      13,280,468 shares, respectively                     32,009,176            22,361,312
   Retained earnings                                      76,764,850            65,860,654
   Accumulated other comprehensive earnings
     (loss)                                                 (859,594)                    -
                                                       -------------         -------------
                                                         107,914,432            88,221,966
                                                       -------------         -------------
                                                       $ 406,792,469         $ 353,370,863
                                                       =============         =============


See notes to consolidated financial statements

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                COMMON            RETAINED         COMPREHENSIVE
                                                                STOCK             EARNINGS        EARNINGS (LOSS)
                                                             ------------       ------------      ---------------
Balance at January 1, 2001                                   $ 22,361,312       $ 65,860,654       $          -
  Issuance of 309,979 shares of
    Common Stock                                                9,647,864
  Payment of dividends ($.345 per share)                                          (4,663,613)
  Net income                                                                      15,567,809
  Cumulative effect of accounting change
    related to derivatives, net of tax                                  -                  -           (516,600)
  Derivative loss arising during 2001, net of tax                       -                  -           (342,994)
                                                             ------------       ------------       ------------
Balance at June 30, 2001                                     $ 32,009,176       $ 76,764,850       $   (859,594)
                                                             ============       ============       ============

Balance at January 1, 2000                                   $ 18,248,712       $ 52,927,064       $          -
  Issuance of 154,697 shares of
    Common Stock                                                1,100,113
  Purchase of 116,700 shares of
    Common Stock                                               (3,084,911)
  Payment of dividends ($.335 per share)                                          (4,373,857)
  Net income                                                                      11,678,386
                                                             ------------       ------------       ------------
Balance at June 30, 2000                                     $ 16,263,914       $ 60,231,593       $          -
                                                             ============       ============       ============










See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                       JUNE 30, 2001       JUNE 30, 2000
                                                                       -------------       -------------
OPERATING ACTIVITIES
  Net income                                                           $  15,567,809       $  11,353,386
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax                           -             325,000
      Depreciation and amortization                                        3,020,344           2,509,234
      Amortization of intangible assets                                    6,770,602           5,982,613
                                                                       -------------       -------------
      Net income plus amortization, depreciation and
        cumulative effect of accounting change, net of tax                25,358,755          20,170,233

      Provision for losses on accounts receivable                            447,709             274,417
      Gain on sale of assets                                              (2,622,580)           (885,458)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          Decrease in accounts receivable                                  7,730,400           1,492,201
          Decrease in prepaid expenses                                     1,060,273           2,711,447
          Increase (decrease) in premiums payable to
            insurance companies                                           (2,856,059)          4,578,376
          Increase in premium deposits and credits due
            customers                                                      3,836,702             750,384
          Increase  (decrease) in accounts payable                           133,337            (686,682)
          Decrease in accrued expense                                     (5,973,169)         (3,921,456)
          Other operating activities                                       1,840,332             115,744
                                                                       -------------       -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                              28,955,700          24,599,206

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                              357,867           2,469,817
  Purchase of investments                                                   (321,465)           (855,110)
  Purchase of property and equipment                                      (2,752,960)         (3,077,465)
  Purchase of insurance agencies, net of cash acquired                   (19,270,964)         (6,187,773)
  Proceeds from sale of assets                                             4,285,672           3,907,214
  Other investing activities                                                (134,622)         (1,341,849)
                                                                       -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                    (17,836,472)         (5,085,166)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                            25,235,950           3,000,000
  Principal payments on long-term debt                                    (9,868,330)         (7,982,167)
  Proceeds from issuance of Common Stock                                   1,873,823           1,378,863
  Repurchase of Common Stock                                                       -          (3,084,911)
  Dividends                                                               (4,663,614)         (4,373,857)
                                                                       -------------       -------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    12,577,829         (11,062,072)
                                                                       -------------       -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                     23,697,057           8,451,968
  Cash and cash equivalents at beginning of period                        28,880,784          22,336,722
                                                                       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                               $  52,577,841       $  30,788,690
                                                                       =============       =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2001

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B--CHANGES IN ACCOUNTING METHOD

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Gains and losses resulting from changes in fair value must be recognized currently in earnings unless specific hedge criteria are met. The Company's use of derivative instruments is limited to interest rate swap agreements used to modify the interest characteristics for a portion of its outstanding debt. These interest rate swaps are designated as cash flow hedges and are structured so that there would be no ineffectiveness. In connection with the adoption of Statement 133, the interest rate swaps were marked to market resulting in a $517,000 adjustment, net of tax, to record the cumulative effect of the accounting change. The adjustment reduced accumulated other comprehensive earnings. The adoption of Statement 133 did not have an effect on net income for the six month period ended June 30, 2001.

In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, the Company changed its method of accounting for cancellation of customer insurance policies. Previously, the Company did not record a reserve for such cancellations. Under the new method of accounting adopted retroactive to January 1, 2000, the Company now records a reserve for such cancellations. The cumulative effect of the change on prior years resulted in a charge to income of $325,000 (net of income taxes of $225,000), for the year ended December 31, 2000. The Company periodically reviews the adequacy of the allowance and adjusts it as necessary. Based on the analysis, the allowance as of December 31, 2000 and June 30, 2001 was $580,000 and $670,000, respectively. For the six months ended June 30, 2001, the net increase in the cancellation reserve was comprised of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2001

(UNAUDITED)

NOTE B--CHANGES IN ACCOUNTING METHOD-Continued

$60,000 in new reserves related to acquisitions and $30,000 from higher revenue levels. The amounts related to acquisitions will be amortized as part of the purchase price.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (the Statements), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 including the required impairment tests of goodwill. The Company is currently assessing the impact of these Statements on its earnings and financial position.

NOTE C--INTEREST RATE SWAPS

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

The Company entered into two interest rate swap agreements effective June 17, 1999 to manage interest rate exposure on its long-term debt. The swap agreements are contracts to exchange floating rate for fixed rate interest payments periodically over the lives of the agreements without the exchange of the underlying combined notional amount of $45,000,000, which amortizes quarterly by $937,500 beginning September 30, 2000 through their maturity on June 30, 2004. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The credit risk to the Company would be the counterparties' inability to pay the differential in the fixed rate and variable rate in a rising interest rate environment. The Company is exposed to market risk from changes in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2001

(UNAUDITED)

NOTE C--INTEREST RATE SWAPS-Continued

The differential paid or received on the interest rate per the agreements is recognized as an adjustment to interest expense (the accrual accounting method). The related amount payable to or receivable from counterparties' is included in other liabilities or assets. Under the Company's interest rate swap agreements, the Company contracted with the counterparties to exchange the difference between the Company's fixed pay rates of 6.43% and 6.46% and the counterparties' variable LIBOR pay rate. The contracts expire June 30, 2004. The fair market value of the interest rate swaps at June 30, 2001 resulted in a liability of $1,432,000 which is included in other long-term liabilities.

NOTE D--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE E--ACQUISITIONS

During the first six months of 2001, the Company acquired certain assets and liabilities of five insurance agencies for approximately $33,800,000 ($23,200,000 in cash, $3,600,000 in guaranteed future payments and approximately 189,000 shares of Common Stock) in purchase accounting transactions. The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE F--SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2001 and 2000, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,623,000 and $885,000, respectively, including $2,584,000 and $302,000 during the second quarters of 2001 and 2000, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2001

(UNAUDITED)

NOTE G--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                 -------------    -------------    -------------    -------------
Numerator for basic net income
  per share - net income                         $   7,786,783    $   4,941,127    $  15,567,809    $  11,353,386
  Effect of dilutive securities:
    5.25% convertible debenture                        271,251          269,812          542,134          539,277
                                                 -------------    -------------    -------------    -------------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                          $   8,058,034    $   5,210,939    $  16,109,943    $  11,892,663
                                                 =============    =============    =============    =============

Denominator
  Weighted average shares                           13,443,755       13,001,817       13,362,156       13,022,388
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                         21,943           44,973           24,686           51,045
                                                 -------------    -------------    -------------    -------------
  Denominator for basic net income per
   share                                            13,465,698       13,046,790       13,386,842       13,073,433
  Effect of dilutive securities
    Employee stock options                             367,023          316,734          354,552          300,310
    Employee restricted stock                           49,643           11,539           43,951            6,619
    Contingent stock - acquisitions                     18,268            6,982           12,076            3,491
    5.25% convertible debenture                      1,406,593        1,406,593        1,406,593        1,406,593
                                                 -------------    -------------    -------------    -------------
  Dilutive potential common shares                   1,841,527        1,741,848        1,817,172        1,717,013
                                                 -------------    -------------    -------------    -------------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                  15,307,225       14,788,638       15,204,014       14,790,446
                                                 =============    =============    =============    =============

Net Income per Common Share:
  Basic                                                  $0.58            $0.38            $1.16            $0.87
                                                         =====            =====            =====            =====
  Diluted                                                $0.53            $0.35            $1.06            $0.81
                                                         =====            =====            =====            =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2001

(UNAUDITED)

NOTE H--LONG-TERM DEBT

On April 6, 2001, the Company signed the Amended and Restated Credit Agreement with seven banks that allows for borrowings of up to $160 million consisting of a $100 million revolving credit facility and a $60 million term loan facility, both of which bear interest at variable rates. The term portion of the facility is payable quarterly beginning June 30, 2001 with the final payment due June 30, 2004.

NOTE I--SUBSEQUENT EVENT

Subsequent to June 30, 2001, the Company acquired certain assets and liabilities of three insurance agencies for approximately $40,300,000 ($18,100,000 in cash, $3,300,000 in guaranteed future payments and approximately 472,000 shares of Common Stock). The purchase price may be increased based on agency profitability per the contracts. The acquired operations, in aggregate, are not material to the consolidated financial statements. These acquisitions have been accounted for as purchase transactions.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three Months Ended June 30, 2001

Net income for the three months ended June 30, 2001 was $7.8 million, or $0.53 per share, compared with $4.9 million, or $0.35 per share. Excluding net non-recurring gains in both periods, net income was $6.3 million, a 31.5% increase from $4.8 million last year. Net income per share on the same basis was $0.43, compared with $0.34, an increase of 26.5%.

Commissions and fees were $74.3 million, an increase of 21.6% from commissions and fees of $61.1 million during the comparable period of the prior year. Approximately $12.6 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.4 million from the sale of certain offices and accounts in 2001 and 2000. Excluding the effect of acquisitions and dispositions, commissions and fees increased 3.2%. This reflects new business production and modest premium increases, partly offset by the industry-wide trend of lower non-standard commissions (contingents, bonuses and overrides) and continued culling of low-margin business.

Investment income increased $0.1 million, or 25.8% due to higher levels of invested assets related to purchase acquisitions and improved collections compared to the same period of the prior year. Other income increased $2.3 million, or 401.7%. Amounts in other income include gains from the sale of an agency and certain insurance accounts and other assets of $2.6 million in 2001, compared with gains of $0.3 million in 2000.

Expenses for the quarter increased $10.6 million or 19.8%. Compensation and benefits and other operating expenses increased $7.2 million and $2.6 million, respectively, primarily due to purchase acquisitions of insurance agencies and increased revenue production. Amortization of intangibles increased approximately $0.5 million due primarily to the aforementioned purchase acquisitions offset by sales of accounts in 2001 and 2000. Interest expense increased by $0.3 million due to increased bank borrowings related to 2001 acquisitions partially offset by decreased interest rates.

The Company's overall tax rate for the three months ended June 30, 2001 was 43.0% which was comparable to 43.0% for the same period of the prior year.

Six Months Ended June 30, 2001

For the six months ended June 30, 2001, net income was $15.6 million, or $1.06 per share, compared to $11.4 million, or $0.81 per share last year. Excluding the effect of gains and the 2000 cumulative effect of an accounting change, net income was $14.0 million, or $0.96 per share, up from $11.2 million or $0.79 per share a year ago. The cumulative effect of the accounting change was a non-cash charge to first quarter 2000 income to record a reserve for the cancellation of policies in accordance with SEC Staff Accounting Bulletin 101.

Commissions and fees were $151.3 million, an increase of 19.4% from commissions and fees of $126.7 million during the comparable period of the prior year. Approximately $22.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $3.0 million from the sale of certain offices and accounts in 2001 and 2000. Commissions and fees, excluding the effect of acquisitions and dispositions, increased 3.9% which was tempered by the aforementioned declines in non-standard commissions and the Company's focus on writing and renewing profitable accounts.

Investment income increased $0.2 million, or 22.6%, primarily due to increased invested assets related to purchase acquisitions. Other income increased $1.7 million or 116.0% from the prior year primarily due to the net impact of nonrecurring gains from the sale of an agency, certain insurance accounts and other assets.

Expenses increased by $19.6 million or 18.1%. Increases include $13.6 million in compensation and benefits and $4.6 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles increased approximately $0.8 million due primarily to purchase acquisitions. Interest expense increased by $0.6 million due to increased bank borrowings related to 2001 acquisitions, partially offset by declines in interest rates.

The Company's overall tax rate of 43.0% for the six months ended June 30, 2001 was comparable to the rate of 43.0% for the six months ended June 30, 2000.

For the three months ended June 30, 2001, net income as a percentage of revenues did not vary significantly from the three months ended March 31, 2001. Commission income was lower during the second quarter but was offset by increased gains from the sales of insurance accounts and other assets.

The timing of contingent commissions, policy renewals, acquisitions and dispositions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2001 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2001.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $29.0 million and $24.6 million for the six months ended June 30, 2001 and 2000, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $2.8 million and $3.1 million for the six months ended June 30, 2001 and 2000, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $19.3 million and $6.2 million in the six months ended June 30, 2001 and 2000, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock, and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $4.3 million and $3.9 million in the six months ended June 30, 2001 and 2000, respectively. The Company did not have any material capital expenditure commitments as of June 30, 2001.

Financing activities provided cash of $12.6 million and utilized cash of $11.1 million in the six months ended June 30, 2001 and 2000, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the six months ended June 30, 2000, the Company repurchased 116,700 shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 379,100 shares. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $156.7 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At June 30, 2001, there were loans of $87.7 million outstanding under the bank agreement.

The Company had a current ratio (current assets to current liabilities) of 0.94 to 1.00 as of June 30, 2001. Shareholders' equity of $107.9 million at June 30, 2001, is improved from $88.2 million at December 31, 2000. The debt to equity ratio of 1.15 to 1.00 is decreased from the ratio at December 31, 2000 of 1.17 to 1.00 due to issuance of Common Stock, partially offset by an increase in debt related to acquisitions and net income.

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

New Accounting Standards
------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other

Intangible Assets" (the Statements), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests of goodwill. The Company is currently assessing the impact of these Statements on its earnings and financial position.

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

                           PART II - OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information required by this item was previously reported in the Company's Form 10-Q for the quarter ended March 31, 2001.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits

             Exhibit No.                          Document
             -----------                          --------

                10.1 Amended and Restated Credit Agreement dated April 6, 2001 among the Registrant and First Union National Bank, PNC Bank, National Association Bank of America Securities, LLC, Fleet National Bank, SunTrust Bank, Branch Banking and Trust Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated May 11, 2001, File No. 0-15981)

       b)    Reports on Form 8-K

       (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 11, 2001. The Form 8-K, which was dated June 11, 2001, reported items 5 and 7 and announced the merger with insurance broker Berwanger Overmyer Associates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Hilb, Rogal and Hamilton Company
                                             -----------------------------------
                                                        (Registrant)


Date     August 14, 2001                     By:     /s/  Andrew L. Rogal
      ---------------------                      -------------------------------
                                                 Chairman and Chief Executive
                                                   Officer
                                                 (Principal Executive Officer)



Date     August 14, 2001                     By:    /s/  Carolyn Jones
      ---------------------                      -------------------------------
                                                 Senior Vice President and Chief
                                                   Financial Officer
                                                 (Principal Financial Officer)



Date     August 14, 2001                     By:    /s/  Robert W. Blanton, Jr.
      ----------------------                     -------------------------------
                                                 Vice President and Controller
                                                   (Chief Accounting Officer)

                        HILB, ROGAL AND HAMILTON COMPANY

                                  EXHIBIT INDEX


        Exhibit No.                                   Document
        -----------                                   --------

           10.1 Amended and Restated Credit Agreement dated April 6, 2001 among the Registrant and First Union National Bank, PNC Bank, National Association Bank of America Securities, LLC, Fleet National Bank, SunTrust Bank, Branch Banking and Trust Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated May 11, 2001, File No. 0-15981)