Form 10-Q
period 2001-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 2001-11-14
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2001              Commission file number 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                              54-1194795
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

  4951 Lake Brook Drive, Suite 500, Glen Allen, VA                 23060
-----------------------------------------------------             -------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code               (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at November 1, 2001
--------------------------                       -------------------------------
Common stock, no par value                                 14,133,023

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

Part I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

            Statement of Consolidated Income
              for the three months and nine months
              ended September 30, 2001 and 2000                              3

            Consolidated Balance Sheet,
              September 30, 2001 and December
              31, 2000                                                       4

            Statement of Consolidated Shareholders'
              Equity for the nine months ended
              September 30, 2001 and 2000                                    5

            Statement of Consolidated Cash Flows
              for the nine months ended September
              30, 2001 and 2000                                              6

            Notes to Consolidated Financial
              Statements                                                  7-11

            Item 2.   Management's Discussion and Analysis
                        of Financial Condition and
                        Results of Operations                            12-15

            Item 3.   Qualitative and Quantitative Disclosures
                        About Market Risk                                   15

Part II.    OTHER INFORMATION

            Item 6.   Exhibits and Reports on Form 8-K                      16

                         PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                     SEPT. 30, 2001      SEPT. 30, 2000      SEPT. 30, 2001      SEPT. 30, 2000
                                     --------------      --------------      --------------      --------------
Revenues
  Commissions and fees               $   86,322,607      $   64,643,935      $  237,627,788      $  191,379,918
  Investment income                         682,198             744,130           1,978,585           1,801,202
  Other                                     604,672             386,382           3,704,445           1,821,648
                                     --------------      --------------      --------------      --------------
                                         87,609,477          65,774,447         243,310,818         195,002,768

Operating expenses
  Compensation and employee
    benefits                             47,362,028          36,139,046         132,885,941         108,070,188
  Other operating expenses               17,386,429          13,650,250          48,821,737          40,450,501
  Amortization of intangibles             3,490,364           3,080,862          10,260,966           9,063,474
  Interest expense                        2,392,443           2,111,634           7,052,015           6,137,198
                                     --------------      --------------      --------------      --------------
                                         70,631,264          54,981,792         199,020,659         163,721,361
                                     --------------      --------------      --------------      --------------
INCOME BEFORE INCOME
  TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                 16,978,213          10,792,655          44,290,159          31,281,407

Income taxes                              7,300,745           4,640,639          19,044,881          13,451,005
                                     --------------      --------------      --------------      --------------

INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                       9,677,468           6,152,016          25,245,278          17,830,402

Cumulative effect of accounting
  change, net of tax                              -                   -                   -            (325,000)
                                     --------------      --------------      --------------      --------------

NET INCOME                           $    9,677,468      $    6,152,016      $   25,245,278      $   17,505,402
                                     ==============      ==============      ==============      ==============

Net Income Per Share - Basic:
  Income before cumulative
    effect of accounting change               $0.69               $0.47               $1.86               $1.36
  Cumulative effect of
    accounting change, net of tax                 -                   -                   -               (0.02)
                                              -----               -----               -----               -----
  Net income                                  $0.69               $0.47               $1.86               $1.34
                                              =====               =====               =====               =====

Net Income Per Share -
  Assuming Dilution:
  Income before cumulative
    effect of accounting change               $0.63               $0.43               $1.69               $1.26
  Cumulative effect of
    accounting change, net of tax                 -                   -                   -               (0.02)
                                              -----               -----               -----               -----
  Net income                                  $0.63               $0.43               $1.69               $1.24
                                              =====               =====               =====               =====

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                         SEPTEMBER 30,             DECEMBER 31,
                                                             2001                     2000
                                                             ----                     ----
                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $   52,632,540           $   28,880,784
  Investments                                               2,564,064                2,127,404
  Receivables:
    Premiums, less allowance for doubtful
       accounts of $2,762,000 and $1,878,000,
       respectively                                        95,062,476               81,117,359
    Other                                                  18,747,390               12,883,269
                                                       --------------           --------------
                                                          113,809,866               94,000,628
  Prepaid expenses and other current assets                 7,618,937                6,469,289
                                                       --------------           --------------
              TOTAL CURRENT ASSETS                        176,625,407              131,478,105

INVESTMENTS                                                 1,534,161                1,653,775

PROPERTY AND EQUIPMENT, NET                                19,378,298               16,495,033

INTANGIBLE ASSETS                                         322,175,551              243,025,280
   Less accumulated amortization                           56,267,854               46,366,851
                                                       --------------           --------------
                                                          265,907,697              196,658,429
OTHER ASSETS                                                8,204,254                7,085,521
                                                       --------------           --------------
                                                       $  471,649,817           $  353,370,863
                                                       ==============           ==============
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies              $  141,742,698           $  110,399,098
  Accounts payable                                          6,204,722                5,458,152
  Accrued expenses                                         19,266,295               13,606,919
  Premium deposits and credits due customers               20,897,192               15,980,901
  Current portion of long-term debt                         5,301,347                5,555,940
                                                       --------------           --------------
                 TOTAL CURRENT LIABILITIES                193,412,254              151,001,010

LONG-TERM DEBT                                            130,015,240              103,113,474

OTHER LONG-TERM LIABILITIES                                14,353,785               11,034,413

SHAREHOLDERS' EQUITY
   Common Stock, no par value;
     authorized 50,000,000 shares;
     outstanding 14,080,421 and
     13,280,468 shares, respectively                       51,548,598               22,361,312
   Retained earnings                                       83,978,285               65,860,654
   Accumulated other comprehensive earnings
     (loss)                                                (1,658,345)                       -
                                                       --------------           --------------
                                                          133,868,538               88,221,966
                                                       --------------           --------------
                                                       $  471,649,817           $  353,370,863
                                                       ==============           ==============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                           COMMON              RETAINED          COMPREHENSIVE
                                                           STOCK               EARNINGS         EARNINGS (LOSS)
                                                       --------------       --------------      ---------------
Balance at January 1, 2001                             $   22,361,312       $   65,860,654      $            -
  Issuance of 804,953 shares
    Common Stock                                           29,398,366
  Purchase of 5,000 shares of Common Stock                   (211,080)
  Payment of dividends ($.52 per share)                                         (7,127,647)
  Net income                                                                    25,245,278
  Cumulative effect of accounting change
    related to derivatives, net of tax                                                                (516,600)
  Derivative loss arising during 2001, net of tax                                                   (1,141,745)
                                                       --------------       --------------      --------------
Balance at September 30, 2001                          $   51,548,598       $   83,978,285      $   (1,658,345)
                                                       ==============       ==============      ==============

Balance at January 1, 2000                             $   18,248,712       $   52,927,064      $            -
  Issuance of 213,869 shares of
    Common Stock                                            2,256,863
  Purchase of 116,700 shares of
    Common Stock                                           (3,084,911)
  Payment of dividends ($.505 per share)                                        (6,610,258)
  Net income                                                                    17,505,402
                                                       --------------       --------------      --------------
Balance at September 30, 2000                          $   17,420,664       $   63,822,208      $            -
                                                       ==============       ==============      ==============













See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                SEPT. 30, 2001       SEPT. 30, 2000
                                                                --------------       --------------
OPERATING ACTIVITIES
  Net income                                                    $   25,245,278       $   17,505,402
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax                     -              325,000
      Depreciation and amortization                                  4,706,904            3,903,409
      Amortization of intangible assets                             10,260,966            9,063,474
                                                                --------------       --------------
      Net income plus amortization, depreciation and
        cumulative effect of accounting change, net of tax          40,213,148           30,797,285

      Provision for losses on accounts receivable                      817,815              631,709
      Gain on sale of assets                                        (2,602,422)            (921,674)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          Increase in accounts receivable                           (8,693,132)         (14,876,571)
          Decrease (increase) in prepaid expenses                     (164,355)           5,041,040
          Increase  in premiums payable to
            insurance companies                                      5,882,996           23,435,463
          Increase (decrease) in premium deposits and
            credits due customers                                    4,912,293             (934,944)
          Decrease in accounts payable                              (1,315,156)          (1,461,686)
          Increase (decrease) in accrued expense                     5,945,392           (1,849,671)
          Other operating activities                                 4,359,960              761,011
                                                                --------------       --------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                        49,356,539           40,621,962

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    Investments                                                        857,867            2,911,316
  Purchase of investments                                             (692,034)          (1,961,081)
  Purchase of property and equipment                                (3,684,278)          (4,920,582)
  Purchase of insurance agencies, net of cash acquired             (38,808,587)         (11,770,179)
  Proceeds from sale of assets                                       4,400,627            4,660,028
  Other investing activities                                           912,518           (1,327,634)
                                                                --------------       --------------
NET CASH USED IN INVESTING ACTIVITIES                              (37,013,887)         (12,408,132)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                      37,074,109            3,000,000
  Principal payments on long-term debt                             (20,810,603)         (10,424,816)
  Proceeds from issuance of Common Stock                             2,484,325            2,535,613
  Repurchase of Common Stock                                          (211,080)          (3,084,911)
  Dividends                                                         (7,127,647)          (6,610,258)
                                                                --------------       --------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                              11,409,104          (14,584,372)
INCREASE IN CASH AND CASH EQUIVALENTS                               23,751,756           13,629,458
  Cash and cash equivalents at beginning of period                  28,880,784           22,336,722
                                                                --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                        $   52,632,540       $   35,966,180
                                                                ==============       ==============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2001

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B--CHANGES IN ACCOUNTING METHOD

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Gains and losses resulting from changes in fair value must be recognized currently in earnings unless specific hedge criteria are met. The Company's use of derivative instruments is limited to interest rate swap agreements used to modify the interest characteristics for a portion of its outstanding debt. These interest rate swaps are designated as cash flow hedges and are structured so that there would be no ineffectiveness. In connection with the adoption of Statement 133, the interest rate swaps were marked to market resulting in a $517,000 adjustment, net of tax, to record the cumulative effect of the accounting change. The adjustment reduced accumulated other comprehensive earnings. The adoption of Statement 133 did not have an effect on net income for the nine month period ended September 30, 2001.

In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, the Company changed its method of accounting for cancellation of customer insurance policies. Previously, the Company did not record a reserve for such cancellations. Under the new method of accounting adopted retroactive to January 1, 2000, the Company now records a reserve for such cancellations. The cumulative effect of the change on prior years resulted in a charge to income of $325,000 (net of income taxes of $225,000), for the year ended December 31, 2000. The Company periodically reviews the adequacy of the allowance and adjusts it as necessary. Based on the analysis, the allowance as of December 31, 2000 and September 30, 2001 was $580,000 and $750,000, respectively. For the nine months ended September 30, 2001, the net increase in the cancellation reserve was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2001

(UNAUDITED)

NOTE B--CHANGES IN ACCOUNTING METHOD-Continued

comprised of $127,000 in new reserves related to acquisitions and $43,000 from higher revenue levels.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 including the required impairment tests of goodwill. Based on the Company's current analysis, the implementation of the Statement will result in an increase in after tax net income of approximately $8.0 million related to acquisitions consummated prior to July 1, 2001. This impact includes a reduction of approximately $11.0 million in amortization expense offset by the elimination of the related tax benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2001

(UNAUDITED)

NOTE C--INTEREST RATE SWAPS-Continued

The differential paid or received on the interest rate per the agreements is recognized as an adjustment to interest expense (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. Under the Company's interest rate swap agreements, the Company contracted with the counterparties to exchange the difference between the Company's fixed pay rates of 6.43% and 6.46% and the counterparties' variable LIBOR pay rate. The contracts expire June 30, 2004. The fair market value of the interest rate swaps at September 30, 2001 resulted in a liability of $2,764,000 which is included in other long-term liabilities.

NOTE D--INCOME TAXES

The Company files a consolidated federal income tax return. Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE E--ACQUISITIONS

During the first nine months of 2001, the Company acquired certain assets and liabilities of nine insurance agencies for approximately $77,400,000 ($43,300,000 in cash, $8,100,000 in guaranteed future payments and approximately 665,000 shares of Common Stock) in purchase accounting transactions. The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE F--SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2001 and 2000, the Company sold certain insurance accounts and other assets resulting in gains of approximately $2,600,000 and $922,000, respectively, including a $20,000 loss and a $36,000 gain during the third quarters of 2001 and 2000, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2001

(UNAUDITED)

NOTE G--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                Sept. 30, 2001      Sept. 30, 2000      Sept. 30, 2001      Sept. 30, 2000
                                                --------------      --------------      --------------      --------------
Numerator for basic net income
  per share - net income                        $    9,677,468      $    6,152,016      $   25,245,278      $   17,505,402
  Effect of dilutive securities:
    5.25% convertible debenture                        271,626             270,162             813,759             809,439
                                                --------------      --------------      --------------      --------------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                         $    9,949,094      $    6,422,178      $   26,059,037      $   18,314,841
                                                ==============      ==============      ==============      ==============

Denominator
  Weighted average shares                           13,949,971          13,035,624          13,558,094          13,026,800
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                         44,604              37,429              31,325              46,507
                                                --------------      --------------      --------------      --------------
  Denominator for basic net income per
    share                                           13,994,575          13,073,053          13,589,419          13,073,307
  Effect of dilutive securities
    Employee stock options                             407,024             401,966             372,043             334,195
    Employee restricted stock                           59,419              28,674              49,107              13,970
    Contingent stock - acquisitions                     28,063              16,326              17,405               7,769
    5.25% convertible debenture                      1,406,593           1,406,593           1,406,593           1,406,593
                                                --------------      --------------      --------------      --------------
  Dilutive potential common shares                   1,901,099           1,853,559           1,845,148           1,762,527
                                                --------------      --------------      --------------      --------------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                  15,895,674          14,926,612          15,434,567          14,835,834
                                                ==============      ==============      ==============      ==============

Net Income per Common Share:
  Basic                                                  $0.69               $0.47               $1.86               $1.34
                                                         =====               =====               =====               =====
  Diluted                                                $0.63               $0.43               $1.69               $1.24
                                                         =====               =====               =====               =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2001

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

NOTE I--SUBSEQUENT EVENT

On November 8, 2001, the Board of Directors of the Company approved a 2-for-1 Common Stock split effected in the form of a 100% share dividend. The distribution of the additional shares will be made on December 31, 2001, to shareholders of record as of December 14, 2001.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three Months Ended September 30, 2001

Net income for the three months ended September 30, 2001 was $9.7 million, or $0.63 per share, compared with $6.2 million, or $0.43 per share last year.
Excluding non-recurring gains in both periods, net income was $9.7 million, a 58.0% increase from $6.1 million last year. Net income per share on the same basis was $0.63, compared with $0.43, an increase of 46.5%.

Commissions and fees were $86.3 million, an increase of 33.5% from commissions and fees of $64.6 million during the comparable period of the prior year. Approximately $19.2 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.6 million from the sale of certain offices and accounts in 2001 and 2000. Excluding the effect of acquisitions and dispositions, commissions and fees increased 6.3%. This reflects new business production and modest premium increases, partly offset by the continued culling of low-margin business.

Investment and other income did not vary materially with the prior year.

Expenses for the quarter increased $15.6 million or 28.5%. Compensation and benefits and other operating expenses increased $11.2 million and $3.7 million, respectively, primarily due to purchase acquisitions of insurance agencies and increased revenue production. Amortization of intangibles increased approximately $0.4 million due primarily to the aforementioned purchase acquisitions. Interest expense increased by $0.3 million due to increased bank borrowings related to 2001 acquisitions partially offset by decreased interest rates.

The Company's overall tax rate for the three months ended September 30, 2001 was 43.0% and was also 43.0% for the same period of the prior year.

Nine Months Ended September 30, 2001

For the nine months ended September 30, 2001, net income was $25.2 million, or $1.69 per share, compared to $17.5 million, or $1.24 per share last year. Excluding the effect of gains and the 2000 cumulative effect of an accounting change, net income was $23.7 million, or $1.59 per share, up from $17.3 million or $1.22 per share a year ago. The cumulative effect of the accounting change was a non-cash charge to first quarter 2000 net income to record a reserve for the cancellation of policies in accordance with SEC Staff Accounting Bulletin 101.

Commissions and fees were $237.6 million, an increase of 24.2% from commissions and fees of $191.4 million during the comparable period of the prior year. Approximately $41.9 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $4.6 million from the sale of certain offices and accounts in 2001 and 2000. Commissions and fees, excluding the effect of acquisitions and dispositions, increased 4.7% which was tempered by declines in contingent and non-standard commissions, an industry-wide trend this past year, and the Company's focus on writing and renewing profitable accounts.

Investment income increased $0.2 million, or 9.8%, primarily due to increased invested assets related to purchase acquisitions partially offset by declining interest rates. Other income increased $1.9 million or 103.4% from the prior year primarily due to the net impact of nonrecurring gains from the sale of an agency, certain insurance accounts and other assets.

Expenses increased by $35.3 million or 21.6%. Increases include $24.8 million in compensation and benefits and $8.4 million in other operating expenses, due primarily to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles increased approximately $1.2 million due primarily to purchase acquisitions. Interest expense increased by $0.9 million due to increased bank borrowings related to 2001 acquisitions, partially offset by declines in interest rates.

The Company's overall tax rate of 43.0% for the nine months ended September 30, 2001 was also 43.0% for the nine months ended September 30, 2000.

Other

For the three months ended September 30, 2001, net income as a percentage of revenues did not vary significantly from the three months ended June 30, 2001. Commission income was higher during the third quarter due to acquisitions and increased revenue growth. The operating profit margin (before non-recurring items, taxes and interest) also increased from 22.4% in the second quarter to 26.1% in the third quarter.

The timing of contingent commissions, policy renewals, acquisitions and dispositions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2001 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2001.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $49.4 million and $40.6 million for the nine months ended September 30, 2001 and 2000, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $3.7 million and $4.9 million for the nine months ended September 30, 2001 and 2000, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $38.8 million and $11.8 million in the nine months ended September 30, 2001 and 2000, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock, and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $4.4 million and $4.7 million in the nine months ended September 30, 2001 and 2000, respectively. The Company did not have any material capital expenditure commitments as of September 30, 2001.

Financing activities provided cash of $11.4 million and utilized cash of $14.6 million in the nine months ended September 30, 2001 and 2000, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. In addition, during the nine months ended September 30, 2001, the Company repurchased 5,000 shares of its Common Stock under a stock repurchase program. The Company is currently authorized to purchase an additional 374,100 shares. The Company anticipates the continuance of its dividend policy. The Company has a bank credit agreement for $152.5 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At September 30, 2001, there were loans of $89.5 million outstanding under the bank agreement.

The Company had a current ratio (current assets to current liabilities) of 0.91 to 1.00 as of September 30, 2001. Shareholders' equity of $133.9 million at September 30, 2001, is improved from $88.2 million at December 31, 2000. The debt to equity ratio of .97 to 1.00 is decreased from the ratio at December 31, 2000 of 1.17 to 1.00 due to issuance of Common Stock, partially offset by an increase in debt related to acquisitions and net income.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests of goodwill. Based on the Company's current analysis, the implementation of the Statement will result in an increase in after tax net income of approximately $8.0 million related to acquisitions consummated prior to July 1, 2001. This impact includes a reduction of approximately $11.0 million in amortization expense offset by the elimination of the related tax benefits.

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

                           PART II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

             Exhibit No.                              Document
             -----------                              --------

                10.1 Amendment Number One to Employment Agreement with Andrew L. Rogal dated August 2, 2001 by and between Hilb, Rogal and Hamilton Company and Andrew L. Rogal.

                10.2 Amendment Number One to Employment Agreement with Martin L. Vaughan, III dated August 2, 2001 by and between Hilb, Rogal and Hamilton Company and Martin L. Vaughan, III.


       b)  Reports on Form 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Hilb, Rogal and Hamilton Company
                                            --------------------------------
                                                      (Registrant)


Date     November 14, 2001                  By:      /s/ Andrew L. Rogal
      -----------------------                   --------------------------------
                                                Chairman and Chief Executive
                                                  Officer
                                                (Principal Executive Officer)



Date     November 14, 2001                  By:      /s/ Carolyn Jones
      -----------------------                   --------------------------------
                                                Senior Vice President and Chief
                                                  Financial Officer
                                                (Principal Financial Officer)



Date     November 14, 2001                  By:      /s/ Robert W. Blanton, Jr.
      -----------------------                   --------------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)

                        HILB, ROGAL AND HAMILTON COMPANY

                                  EXHIBIT INDEX


      Exhibit No.                                    Document
      -----------                                    --------

         10.1 Amendment Number One to Employment Agreement with Andrew L. Rogal dated August 2, 2001 by and between Hilb, Rogal and Hamilton Company and Andrew L. Rogal.

         10.2 Amendment Number One to Employment Agreement with Martin L. Vaughan, III dated August 2, 2001 by and between Hilb, Rogal and Hamilton Company and Martin L. Vaughan, III.