Form 10-K405
period 2001-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 2002-03-29
CIK 814898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2001

                           COMMISSION FILE NO. 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)


                VIRGINIA                                        54-1194795
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    4951 LAKE BROOK DRIVE, SUITE 500                              23060
          GLEN ALLEN, VIRGINIA                                  (Zip Code)
(Address of principal executive offices)


                                 (804) 747-6500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                       Name of Exchange on Which Registered
---------------------------                ------------------------------------
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

                                    Yes X      No
                                       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $914,639,915 AS OF MARCH 1, 2002

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at March 1, 2002
           -----                            ----------------------------
COMMON STOCK, NO PAR VALUE                           28,491,053

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Hilb, Rogal and Hamilton Company (the "Company"), through its network of wholly-owned subsidiary insurance agencies (the "Agencies"), places various types of insurance, including property, casualty and employee benefits and other areas of specialized exosure, with insurance underwriters on behalf of its clients. The Agencies operate over 80 offices in 23 states. The Company's client base ranges from personal to large national accounts and is primarily comprised of middle-market commercial and industrial accounts. Insurance commissions accounted for approximately 91% of the Company's total revenues in 2001. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 7% of revenues in 2001.

         The Company has historically grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas. Since 1984, the Company has acquired 199 independent agencies. The Company's prior growth strategy emphasized acquisitions of established independent agencies staffed by local professionals and centralization of certain administrative functions to allow agents to focus on business production. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relationships.

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

         The Company has created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The five U.S. regions are the Mid-Atlantic (Ohio, Pennsylvania, Maryland and Virginia); Northeast (Connecticut, Massachusetts, Maine, New Hampshire, New York and New Jersey); Southeast (Alabama, Georgia and Florida); Central (Oklahoma, Texas, Kansas, Michigan and Illinois) and West (Arizona, California, Colorado, Oregon and North Carolina). Regional management of a sizable mass of coordinated and complementary resources has enabled each Agency to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Additionally, operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

         The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the Agencies place their clients' insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 92% of its commission and fee revenue from the sale of insurance products, principally property and casualty insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative service. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

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

         No material part of the Company's business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2001, the largest single client accounted for approximately 0.5% of the Company's total revenues.

OPERATING HISTORY AND ACQUISITION PROGRAM

         The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. From 1984 to March 1, 2002, a total of 199 agencies have been acquired. One hundred forty-nine of those agencies acquired were accounted for using the purchase method of accounting at a total purchase price of approximately $362.1 million. In a purchase acquisition, the purchase price of an agency is typically paid in cash and deferred cash payments. In some cases, a portion of the purchase price may also be paid in Common Stock and, in the case of the American Phoenix acquisition, the issuance of Convertible Subordinated Debentures. From November 1, 1988 to May 1, 1995, 50 acquired agencies were accounted for using the pooling-of-interests method of accounting in exchange for a total of approximately 16.2 million shares of Common Stock of the Company.

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

COMPETITION

         The Company participates in a very competitive industry. Competition is primarily based on price, service, relationships and expertise. The Company is a leading independent insurance agency system serving a wide variety of clients through its network of wholly-owned subsidiaries which operate over 80 offices located in 23 states. Many of the Company's competitors are larger and have greater resources than the Company and operate on an international scale.

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

EMPLOYEES

         As of December 31, 2001, the Company had approximately 2,600 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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


ITEM 2.  PROPERTIES

         Except as mentioned below, the Company leases its Headquarters' office in Richmond, Virginia and its Agencies' offices in various states. Information on the Company's lease commitments is incorporated herein by reference to "Note H-Leases" of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.

         At December 31, 2001, the Company owned buildings in Oklahoma City, Oklahoma and Auburn, Maine. Subsequent to year end, the Oklahoma City, Oklahoma building was sold.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant are as follows:

         Andrew L. Rogal, 53, has been Chairman of the Company since January 2000 and Chief Executive Officer since May 1997. He was President of the Company from 1995 until December 1999 and has been a director of the Company since 1989. He was Chief Operating Officer of the Company from 1995 to 1997.

         Martin L. Vaughan, III, 55, has been President of the Company since January 2000. He has been Chief Operating Officer and a director of the Company since June 1999. Prior thereto, he was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

         Timothy J. Korman, 49, has been Executive Vice President, Finance and Administration since 1997 and has been a director of the Company since June 1999. He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1995 to 1997. He is a first cousin of Robert S. Ukrop, a director of the Company.

         Carolyn Jones, 46, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

         Walter L. Smith, 44, has been Senior Vice President of the Company since August 2001. He has been General Counsel of the Company since 1991 and Secretary of the Company since 1998. He was Vice President from 1991 to August 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

         Vincent P. Howley, 53, has been Vice President, Agency Financial Operations since 1997. He was Vice President-Audit of the Company from 1993 to 1997.

         John P. McGrath, 44, has been Senior Vice President - Business and Product Development since June 1999 and was Vice President of the Company from 1998 to June 1999. He has been Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company since 1998. He was Director of the Mid-Atlantic Region from 1995 to March 2000 and President and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. from 1993 to 1998.

         William L. Chaufty, 49, has been Vice President of the Company since 1998. He has been Director of the Central Region since 1997 and was President of Hilb, Rogal and Hamilton Company of Oklahoma, a subsidiary of the Company, from 1989 to 2000.

         Michael A. Janes, 42, has been Vice President of the Company since 1998. He has been Director of the West Region since 1997 and Chairman of Hilb, Rogal and Hamilton Company of Arizona, a subsidiary of the Company, since June 1998. He was President of this subsidiary from 1993 to 1998.

         Robert B. Lockhart, 51, has been Vice President of the Company since May 1999. He has been Director of the Northeast Region since May 1999. He was President of American Phoenix Corporation of Connecticut from 1996 to 1999. Prior thereto, he held various positions at Marsh & McLennan, Inc. from 1975 to 1996.

         Benjamin A. Tyler, 53, has been Vice President of the Company since May 1999. He has been Director of the Southeast Region since January 2001. He was Director of the Florida Region from May 1999 to January 2001. He was President of American Phoenix Corporation of Maryland from 1997 until May 1999. From 1994 until 1997, he was Senior Vice President of Marsh & McLennan, Baltimore/Washington. Prior thereto, he was President and Senior Consultant of Inteco, Incorporated from 1981 to 1994.

         Steven C. Deal, 48, has been Vice President of the Company since 1998. He has been Director of the Mid-Atlantic Region since March 2000. He was National Director of Select Commercial Operations from 1997 until March 2000 and National Director of Personal Lines from 1998 until March 2000. He has also been Chairman of Hilb, Rogal and Hamilton Company of Virginia, a subsidiary of the Company, since October 1997. He was President of this subsidiary from 1990 to 1997.

         Karl E. Manke, 55, has been Vice President of the Company since May 1999. Prior thereto, he was Vice President, Sales and Marketing for American Phoenix Corporation from 1993 to 1999.

         Henry C. Kramer, 57, has been Vice President, Human Resources since 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

         Robert W. Blanton, Jr., 37, has been Vice President and Controller of the Company since May 1998. He was Assistant Vice President and Controller from 1997 to 1998 and was Assistant Vice President of the Company from 1993 to 1997.

         William C. Widhelm, 33, has been Vice President, Internal Audit since August 2001. He was Assistant Vice President, Internal Audit from 1999 to 2001. He joined the Company in 1994 and has held various positions in the auditing department.

         A. Brent King, 33, has been Vice President and Associate General Counsel of the Company since November 2001. Prior thereto, he was an attorney at Williams Mullen from 1994 to October 2001.

         All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 7, 2002, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange under the symbol "HRH". As of December 31, 2001, there were 594 holders of record of the Company's Common Stock.

         The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.


                                                                                                    CASH
                                                                                                  DIVIDENDS
         QUARTER ENDED                                SALES PRICE                                 DECLARED
  ----------------------------------------------------------------------------------------------------------------
                                           HIGH                         LOW
                                           ----                         ---
  2001
       March 31                           $20.44                       $16.88                       $.0850
       June 30                             22.08                        17.20                        .0875
       September 30                        24.08                        20.55                        .0875
       December 31                         31.38                        22.45                        .0875

  2000
       March 31                           $14.25                       $12.91                       $.0825
       June 30                             17.44                        13.60                        .0850
       September 30                        20.97                        17.19                        .0850
       December 31                         20.63                        18.41                        .0850

         The Company's current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

         The Company's current credit facility with seven banks limits the payment of cash dividends and other distributions on the Common Stock of the Company. The Company may not make dividend payments or other distributions exceeding $11,000,000 for the year ending December 31, 2001 and $11,500,000 each year thereafter through the due date of the loan agreement (June 30, 2004.)


ITEM 6. SELECTED FINANCIAL DATA

         Information as to selected financial data is incorporated herein by reference to the material under the heading "Selected Financial Data" in the Company's 2001 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information as to management's analysis of financial condition and results of operations is incorporated herein by reference to the materials under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as to certain information regarding executive officers included in Part I, the information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.



ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the material included on pages 7 and pages 10 through 14 of the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated herein by reference to the material under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference to the material under the heading "Certain Relationships and Related Transactions" contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report.

                  2001 Exhibits - Index

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


                            10.1          Indenture dated as of May 3, 1999 made
                                          by and among the registrant and
                                          Crestar Bank as Trustee (incorporated
                                          by reference to Exhibit 10.2 to the
                                          Company's Form 10-Q dated May 14,
                                          1999, File No. 0-15981)

                            10.2          Risk Management Agreement dated as of
                                          May 3, 1999 by and between Phoenix
                                          Home Life Mutual Insurance Company and
                                          the registrant (incorporated by
                                          reference to Exhibit 10.3 to the
                                          Company's Form 10-Q dated May 14,
                                          1999, File No. 0-15981)

                            10.3          Incentive Stock Option Plan, as
                                          amended (incorporated by reference to
                                          Exhibit 28.27 of the Form S-3)

                            10.4          Hilb, Rogal and Hamilton Company 2000
                                          Stock Incentive Plan, incorporated by
                                          reference to Exhibit A of the
                                          Registrant's definitive Proxy
                                          Statement for the Annual Meeting of
                                          Shareholders held on May 2, 2000

                            10.5          Consulting Agreement with Robert H.
                                          Hilb (incorporated by reference to
                                          Exhibit 10.1 to the Company's Form
                                          10-Q for the quarter ended June 30,
                                          1997, File No. 0-15981)

                        EXHIBIT NO.       DOCUMENT
                        -----------       --------

                            10.6          First Amendment to Consulting
                                          Agreement with Robert H. Hilb
                                          (incorporated by reference to Exhibit
                                          10.6 to the Company's Form 10-K for
                                          the year ended December 31, 1999, File
                                          No. 0-15981)

                            10.7          Hilb, Rogal and Hamilton Company 1989
                                          Stock Plan, as amended and restated
                                          (incorporated by reference to Exhibit
                                          10.7 to the Company's Form 10-K for
                                          the year ended December 31, 1998)

                            10.8          Hilb, Rogal and Hamilton Company
                                          Non-employee Directors Stock Incentive
                                          Plan, as amended and restated
                                          (incorporated by reference to Exhibit
                                          10.10 to the Company's Form 10-K for
                                          the year ended December 31, 1998)

                            10.9          Voting and Standstill Agreement dated
                                          as of May 3, 1999 made by and among
                                          the registrant, PM Holdings, Inc. and
                                          Phoenix Home Life Mutual Insurance
                                          Company (incorporated by reference to
                                          Exhibit 10.5 to the Company's Form
                                          10-Q dated May 14, 1999, File No.
                                          0-15981)

                            10.10         Registration Rights Agreement dated as
                                          of May 3, 1999 made between the
                                          registrant, PM Holdings, Inc. and
                                          Phoenix Home Life Mutual Insurance
                                          Company (incorporated by reference to
                                          Exhibit 10.6 to the Company's Form
                                          10-Q dated May 14, 1999, File No.
                                          0-15981)

                            10.11         Form of Change of Control Employment
                                          Agreement for the following executive
                                          officers: Andrew L. Rogal, Timothy J.
                                          Korman, Martin L. Vaughan, III,
                                          Carolyn Jones, Walter L. Smith,
                                          Vincent P. Howley, Henry C. Kramer,
                                          Robert W. Blanton, Jr., A. Brent King
                                          and William C. Widhelm (incorporated
                                          by reference to Exhibit 10.12 to the
                                          Company's Form 10-K for the year ended
                                          December 31, 1998, File No. 0-15981)

                            10.12         Form of Change of Control Employment
                                          Agreement for the following executive
                                          officers: John P. McGrath, William C.
                                          Chaufty, Steven C. Deal, Michael A.
                                          Janes, Robert B. Lockhart, Benjamin A.
                                          Tyler, Karl E. Manke and Richard F.
                                          Galardini (incorporated by reference
                                          to Exhibit 10.13 to the Company's Form
                                          10-K for the year ended December 31,
                                          1998, File No. 0-15981)

                        EXHIBIT NO.       DOCUMENT
                        -----------       --------
                            10.13         Employment Agreement of Michael A.
                                          Janes (incorporated by reference to
                                          Exhibit 10.16 to the Company's Form
                                          10-K for the year ended December 31,
                                          1998, File No. 0-15981)

                            10.14         Form of Hilb, Rogal and Hamilton
                                          Employee Non-qualified Stock Option
                                          Agreement with schedule of optionees
                                          and amounts of options granted
                                          (incorporated by reference to Exhibit
                                          10.28 to the Company's Form 10-K for
                                          the year ended December 31, 2000, File
                                          No. 0-15981)

                            10.15         Form of Hilb, Rogal and Hamilton
                                          Restricted Stock Agreement with
                                          schedule of grantees and amounts of
                                          restricted stock granted (incorporated
                                          by reference to Exhibit 10.29 to the
                                          Company's Form 10-K for the year ended
                                          December 31, 2000, File No. 0-15981)

                            10.16         Form of Split-Dollar Agreement for the
                                          following executive officers: Andrew
                                          L. Rogal, Timothy J. Korman and John
                                          P. McGrath (incorporated by reference
                                          to Exhibit 10.30 to the Company's Form
                                          10-K for the year ended December 31,
                                          2000, File No. 0-15981)

                            10.17         Form of Split-Dollar Agreement for the
                                          following named executive officers:
                                          Martin L. Vaughan, III, Robert B.
                                          Lockhart and Michael A. Janes
                                          (incorporated by reference to Exhibit
                                          10.31 to the Company's Form 10-K for
                                          the year ended December 31, 2000, File
                                          No. 0-15981)

                            10.18         Amended and Restated Credit Agreement
                                          dated April 6, 2001 among the
                                          Registrant and First Union National
                                          Bank, PNC Bank, National Association,
                                          Bank of America Securities, LLC, Fleet
                                          National Bank, SunTrust Bank, Branch
                                          Banking and Trust Company and Comerica
                                          Bank (incorporated by reference to
                                          Exhibit 10.1 to the Company's Form
                                          10-Q dated May 11, 2001, File No.
                                          0-15981)

                            10.19         Senior Executive Employment Agreement
                                          of Andrew L. Rogal dated December 1,
                                          2001 by and between Hilb, Rogal and
                                          Hamilton Company and Andrew L. Rogal*

                        EXHIBIT NO.       DOCUMENT
                        -----------       --------

                            10.20         Senior Executive Employment Agreement
                                          of Martin L. Vaughan, III dated
                                          December 1, 2001 by and between Hilb,
                                          Rogal and Hamilton Company and Martin
                                          L. Vaughan, III*

                            10.21         Senior Executive Employment Agreement
                                          of John P. McGrath dated December 1,
                                          2001 by and between Hilb, Rogal and
                                          Hamilton Company and John P. McGrath*

                            10.22         Senior Executive Employment Agreement
                                          of Timothy J. Korman dated December 1,
                                          2001 by and between Hilb, Rogal and
                                          Hamilton Company and Timothy J.
                                          Korman*

                            10.23         Hilb, Rogal and Hamilton Company
                                          Executive Voluntary Deferral Plan, as
                                          amended and restated effective January
                                          1, 2002 (incorporated by reference to
                                          Exhibit 4.3 to the Company's Amendment
                                          No. 1 to Form S-3 dated February 11,
                                          2002, File No. 333-74564)

                            10.24         Hilb, Rogal and Hamilton Company
                                          Outside Directors Deferral Plan, as
                                          amended and restated effective January
                                          1, 2002 (incorporated by reference to
                                          Exhibit 4.5 to the Company's Amendment
                                          No. 1 to Form S-3 dated February 11,
                                          2002, File No. 333-74564)

                            10.25         Form of Hilb, Rogal and Hamilton
                                          Company Employee Non-Qualified Stock
                                          Option Agreement with schedule of
                                          optionees and amounts of options
                                          granted*

                            10.26         Form of Hilb, Rogal and Hamilton
                                          Company Restricted Stock Agreement
                                          with schedule of grantees and amounts
                                          of restricted stock granted*

                            10.27         Hilb, Rogal and Hamilton Company
                                          Supplemental Executive Retirement
                                          Plan, as amended and restated
                                          effective January 1, 2002*

                            13            2001 Annual Report to Shareholders*

                            21            Subsidiaries of Hilb, Rogal and
                                          Hamilton Company*

                        EXHIBIT NO.       DOCUMENT
                        -----------       --------

                            23            Consent of Ernst & Young LLP*

* Filed Herewith

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of 2001.

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

                                          HILB, ROGAL AND HAMILTON COMPANY


                                          By:    /s/ ANDREW L. ROGAL
                                              --------------------------------
                                                Andrew L. Rogal, Chairman
                                                  of the Board and Chief
                                                  Executive Officer

                                          Date:    March 29, 2002


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

                   SIGNATURE                                        TITLE                             DATE
                   ---------                                        -----                             ----

                 /s/ ANDREW L. ROGAL              Chairman of the Board and Chief Executive      March 29, 2002
--------------------------------------------------          Officer and Director
                Andrew L. Rogal                         (Principal Executive Officer)



               /s/ CAROLYN JONES                   Senior Vice President, Chief Financial        March 29, 2002
---------------------------------------------------          Officer and Treasurer
                 Carolyn Jones                           (Principal Financial Officer)



         /s/ ROBERT W. BLANTON, JR.                     Vice President and Controller            March 29, 2002
---------------------------------------------------     (Principal Accounting Officer)
             Robert W. Blanton, Jr.



             /s/ ROBERT H. HILB                        Chairman Emeritus and Director            March 29, 2002
---------------------------------------------------
                 Robert H. Hilb



         /s/ MARTIN L. VAUGHAN, III                President, Chief Operating Officer and        March 29, 2002
---------------------------------------------------             Director
             Martin L. Vaughan, III



           /s/ TIMOTHY J.KORMAN                   Executive Vice President, Administration       March 29, 2002
---------------------------------------------------     and Finance and Director
               Timothy J. Korman



             /s/ ROBERT S. UKROP                                  Director                       March 29, 2002
---------------------------------------------------
                Robert S. Ukrop


                   SIGNATURE                                        TITLE                             DATE
                   ---------                                        -----                             ----



           /s/ THOMAS H. O'BRIEN                                  Director                       March 29, 2002
---------------------------------------------------
               Thomas H. O'Brien



           /s/ J. S. M. FRENCH                                    Director                       March 29, 2002
---------------------------------------------------
                  J. S. M. French



          /s/ NORWOOD H. DAVIS, JR.                               Director                       March 29, 2002
---------------------------------------------------
             Norwood H. Davis, Jr.



           /s/ THEODORE L. CHANDLER, JR.                          Director                       March 29, 2002
---------------------------------------------------
           Theodore L. Chandler, Jr.



             /s/ ANTHONY F. MARKEL                                Director                       March 29, 2002
---------------------------------------------------
               Anthony F. Markel



         /s/ ROBERT W. FIONDELLA                                  Director                       March 29, 2002
---------------------------------------------------
              Robert W. Fiondella



            /s/ DAVID W. SEARFOSS                                 Director                       March 29, 2002
---------------------------------------------------
               David W. Searfoss



            /s/ JULIOUS P. SMITH, JR.                             Director                       March 29, 2002
---------------------------------------------------
             Julious P. Smith, Jr.


                     ITEM 8, ITEMS 14 (a)(1) AND (2) AND (d)
                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 2001
                        HILB, ROGAL AND HAMILTON COMPANY
                              GLEN ALLEN, VIRGINIA

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The report of independent auditors is included on page 19 of this Form 10-K and the following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries, included in the Company's 2001 Annual Report to Shareholders are incorporated by reference in Item 8 of this report:


Consolidated Balance Sheets, December 31, 2001 and 2000
Statement of Consolidated Income,
  Years Ended December 31, 2001, 2000 and 1999
Statement of Consolidated Shareholders' Equity,
  Years Ended December 31, 2001, 2000 and 1999
Statement of Consolidated Cash Flows,
  Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in item 14(d):

                                                                                                            Page Number

         Schedule II           Valuation and Qualifying Accounts................................................  20



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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------


Shareholders and Board of Directors
Hilb, Rogal and Hamilton Company

We have audited the accompanying consolidated balance sheets of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14
(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note B to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities and, in 2000 changed its method of accounting for policy cancellations.



                                                        /s/  Ernst & Young LLP


Richmond, Virginia
February 13, 2002

                        HILB, ROGAL AND HAMILTON COMPANY
                                AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

          COL. A                  COL. B                     COL. C                     COL. D            COL. E
                                                           ADDITIONS
                                                           ---------
                                                                     CHARGED
                                BALANCE AT         CHARGED           TO OTHER                            BALANCE
                                BEGINNING          TO COSTS          ACCOUNTS         DEDUCTIONS          AT END
        DESCRIPTION             OF PERIOD        AND EXPENSES      (DESCRIBE)*       (DESCRIBE)**       OF PERIOD
Year ended
  December 31, 2001:
  Allowance for
    doubtful accounts           $1,878,000        $2,119,000          $844,000        $1,467,000         $3,374,000

Year ended
  December 31, 2000:
  Allowance for
    doubtful accounts            1,456,000         1,307,000            89,000           974,000          1,878,000

Year ended
  December 31, 1999:
  Allowance for
    doubtful accounts              1,505,000         402,000           377,000           828,000           1,456,000

-----------------------------------------------
*  Recoveries ($70,000) and other adjustments ($774,000)
** Bad debts written off