Form 10-Q
period 2002-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 2002-05-09
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002                 Commission file number 0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Virginia                                         54-1194795
-----------------------------                        ---------------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)


4951 Lake Brook Drive, Suite 500, Glen Allen, VA                23060
--------------------------------------------------           ------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at May 1, 2002
-----------------------------                     ---------------------------
Common stock, no par value                                  28,552,883

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----



Part I.           FINANCIAL INFORMATION                                   Page
                                                                          ----

                  Item 1.    Financial Statements

                  Statement of Consolidated Income
                    for the three months ended
                    March 31, 2002 and 2001                                 3

                  Consolidated Balance Sheet
                    March 31, 2002 and December 31,
                    2001                                                    4

                  Statement of Consolidated Shareholders'
                    Equity for the three months ended
                    March 31, 2002 and 2001                                 5

                  Statement of Consolidated Cash Flows
                    for the three months ended March 31,
                    2002 and 2001                                           6

                  Notes to Consolidated Financial
                    Statements                                              7-11



                  Item 2.    Management's Discussion and Analysis
                              of Financial Condition and
                              Results of Operations                        12-14

                  Item 3.    Qualitative and Quantitative Disclosures
                              About Market Risk                            14


Part II. OTHER INFORMATION

                  Item 4.    Submission of Matters to a Vote of Security
                              Holders                                      15

                  Item 6.    Exhibits and Reports on Form 8-K              15

                         PART I -- FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                        MARCH 31, 2002            MARCH  31, 2001
                                                                        --------------            ---------------
          Revenues
            Commissions and fees                                          $98,648,085              $77,002,907
            Investment income                                                 513,848                  627,783
            Other                                                             691,863                  281,037
                                                                          -----------              -----------
                                                                           99,853,796               77,911,727
          Operating expenses
            Compensation and employee benefits                             53,259,020               42,769,221
            Other operating expenses                                       18,549,156               15,861,071
            Amortization of intangibles                                       521,618                3,324,503
            Interest expense                                                1,883,374                2,306,009
                                                                          -----------              -----------
                                                                           74,213,168               64,260,804
                                                                          -----------              -----------
          INCOME BEFORE INCOME TAXES
            AND CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                                              25,640,628               13,650,923

          Income taxes                                                     10,457,391                5,869,897
                                                                          -----------              -----------

          INCOME BEFORE CUMULATIVE EFFECT
            OF ACCOUNTING CHANGE                                           15,183,237                7,781,026

          Cumulative effect of accounting change, net of tax                3,944,484                        -
                                                                          -----------              -----------
          NET INCOME                                                      $19,127,721              $ 7,781,026
                                                                          ===========              ===========


          Net Income Per Share - Basic:
            Income before cumulative effect of
              accounting change                                                 $0.54                    $0.29
            Cumulative effect of accounting change,
              net of tax                                                         0.14                        -
                                                                                -----                    -----
            Net income                                                          $0.68                    $0.29
                                                                                =====                    =====


          Net Income Per Share - Assuming Dilution:
            Income before cumulative effect of
              accounting change                                                 $0.48                    $0.27
            Cumulative effect of accounting change,
              net of tax                                                         0.12                        -
                                                                                -----                    -----
            Net income                                                          $0.60                    $0.27
                                                                                =====                    =====



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2002                    2001
                                                                                   ----                    ----
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 56,143,796            $  51,580,095
  Investments                                                                      2,887,117                3,499,421
  Receivables:
    Premiums and commissions, less allowance for doubtful
      accounts of $3,460,995 and $3,374,285, respectively                         93,292,016              116,219,367
    Other                                                                         22,174,194               17,672,780
                                                                                ------------             ------------
                                                                                 115,466,210              133,892,147
  Prepaid expenses and other current assets                                        6,946,695                8,435,944
                                                                                ------------             ------------
              TOTAL CURRENT ASSETS                                               181,443,818              197,407,607

INVESTMENTS                                                                        1,343,080                1,335,798

PROPERTY AND EQUIPMENT, NET                                                       18,546,207               19,484,705

GOODWILL                                                                         293,177,957              286,554,839
OTHER INTANGIBLE ASSETS                                                           33,741,884               33,516,884
   Less accumulated amortization                                                  54,343,026               53,821,407
                                                                                ------------             ------------
                                                                                 272,576,815              266,250,316
OTHER ASSETS                                                                      10,046,576                9,764,122
                                                                                ------------             ------------
                                                                                $483,956,496             $494,242,548
                                                                                ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Premiums payable to insurance companies                                      $142,866,676             $169,501,575
   Accounts payable                                                                7,865,284                7,303,804
   Accrued expenses                                                               18,634,000               20,302,435
   Premium deposits and credits due customers                                     27,020,959               20,940,410
   Current portion of long-term debt                                               6,166,779                6,996,423
                                                                                ------------             ------------
              TOTAL CURRENT LIABILITIES                                          202,553,698              225,044,647

LONG-TERM DEBT                                                                   108,260,236              114,443,224

OTHER LONG-TERM LIABILITIES                                                       12,156,835               11,953,338

SHAREHOLDERS' EQUITY
   Common Stock, no par value; authorized 50,000,000
     shares; outstanding 28,498,647 and 28,310,568 shares,
       respectively                                                               56,857,748               55,542,485
   Retained earnings                                                             105,238,634               88,604,274
   Accumulated other comprehensive income (loss):
     Unrealized loss on derivative contracts, net of
       deferred tax benefit of $750,000 and $955,000, respectively                (1,125,359)              (1,433,296)

     Other                                                                            14,704                   87,876
                                                                                ------------             ------------
                                                                                 160,985,727              142,801,339
                                                                                ------------             ------------
                                                                                $483,956,496             $494,242,548
                                                                                ============             ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                                        COMMON                 RETAINED            COMPREHENSIVE
                                                        STOCK                  EARNINGS            EARNINGS(LOSS)
                                                        -----                  --------            --------------

Balance at January 1, 2002                             $55,542,485           $ 88,604,274           $(1,345,420)
  Issuance of 188,079 shares of
    Common Stock                                         1,315,263
  Payment of dividends ($.0875 per share)                                      (2,493,361)
  Net income                                                                   19,127,721
  Derivative gain arising during first quarter
    2002, net of tax                                                                                    307,937
  Other                                                                                                 (73,172)
                                                       -----------           ------------           -----------
Balance at March 31, 2002                              $56,857,748           $105,238,634           $(1,110,655)
                                                       ===========           ============           ===========

Balance at January 1, 2001                             $22,361,312           $ 65,860,654           $         -
  Issuance of 390,342 shares of
    Common Stock                                         5,790,806
  Payment of dividends ($.085 per share)                                       (2,288,791)
  Net income                                                                    7,781,026
  Cumulative effect of accounting change
    related to derivatives, net of tax                                                                 (516,600)
  Derivative loss arising during first quarter
    2001, net of tax                                                                                   (503,349)
                                                       -----------           ------------           -----------
Balance at March 31, 2001                              $28,152,118           $ 71,352,889           $(1,019,949)
                                                       ===========          =============           ===========








See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                MARCH 31, 2002         MARCH  31, 2001
                                                                --------------         ---------------
OPERATING ACTIVITIES
  Net income                                                    $ 19,127,721             $  7,781,026
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax          (3,944,484)                       -
      Depreciation and amortization                                1,710,600                1,481,825
      Amortization of intangible assets                              521,618                3,324,503
                                                                ------------             ------------
      Net income plus amortization, depreciation and
        cumulative effect of accounting change, net of tax        17,415,455               12,587,354

      Provision for losses on accounts receivable                    233,052                  194,149
      Provision for deferred income taxes                            956,827                        -
      Gain on sale of assets                                           3,446                  (38,591)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          Decrease in accounts receivable                         24,821,500               16,367,519
          Decrease in prepaid expenses                             1,260,841                  957,392
          Decrease in premiums payable to
            insurance companies                                  (28,450,659)              (7,062,917)
          Increase in premium deposits and credits due
            customers                                              6,069,549                4,645,154
          Increase (decrease) in accounts payable                    507,309                 (710,005)
          Decrease in accrued expenses                            (1,680,067)              (3,025,476)
          Other operating activities                              (3,193,169)               1,369,952
                                                                ------------             ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                      17,944,084               25,284,531

INVESTING ACTIVITIES
  Purchase of held-to-maturity investments                          (607,287)                (745,153)
  Proceeds from maturities of held-to-maturity
    investments                                                    1,212,309                        -
  Purchase of property and equipment                                (964,880)                (960,305)
  Purchase of insurance agencies, net of cash acquired            (3,826,892)             (17,512,291)
  Proceeds from sale of assets                                       369,394                   18,647
  Other investing activities                                          57,141                  191,112
                                                                ------------             ------------
NET CASH USED IN INVESTING ACTIVITIES                             (3,760,215)             (19,007,990)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                             -               25,000,000
  Principal payments on long-term debt                            (7,499,625)              (7,999,266)
  Proceeds from issuance of Common Stock                             372,818                1,052,405
  Dividends                                                       (2,493,361)              (2,288,791)
                                                                ------------             ------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                            (9,620,168)              15,764,348

INCREASE IN CASH AND CASH EQUIVALENTS                              4,563,701               22,040,889
  Cash and cash equivalents at beginning of period                51,580,095               28,880,784
                                                                ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                        $ 56,143,796             $ 50,921,673
                                                                ============             ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2002

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Certain amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B--CHANGES IN ACCOUNTING METHOD

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended March 31, 2002, the effect of this change was to increase net income by $4.6 million ($0.14 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period proforma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period proforma amounts due to the lack of prior period data.

NOTE C--INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under Statement 142, goodwill will no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

longer be amortized but will be subject to annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company adopted Statement 142 effective January 1, 2002.

The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company does not anticipate these tests will have a material impact on the earnings or financial position of the Company.

The following table provides a reconciliation of the March 31, 2002 and 2001 reported net income to adjusted net income had Statement 142 been applied as of January 1, 2001:


                                                             For the Three Months Ended March 31,
                                                                 2002                 2001
                                                                 ----                 ----

        Net Income - as reported                               $19,127,721        $7,781,026
        Goodwill amortization, net of tax                                -         1,988,462
                                                               -----------        ----------

        Adjusted net income                                    $19,127,721        $9,769,488
                                                               ===========        ==========

        Net Income Per Share - Basic:
          Net income - as reported                                   $0.68            $0.29
          Goodwill amortization, net of tax                              -             0.08
                                                                     -----           ------
          Adjusted net income                                        $0.68            $0.37
                                                                     =====            =====

        Net Income Per Share - Assuming Dilution:
          Net income - as reported                                   $0.60            $0.27
          Goodwill amortization, net of tax                              -             0.06
                                                                     -----            -----
          Adjusted net income                                        $0.60            $0.33
                                                                     =====            =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

Intangible assets consist of the following:


                                                       As of March 31, 2002           As of December 31, 2001
                                                       --------------------           -----------------------
                                               Gross Carrying      Accumulated     Gross Carrying      Accumulated
                                                  Amount          Amortization        Amount           Amortization
                                                  ------          ------------        ------           ------------
Amortizable intangible assets:
  Expiration rights                             $ 5,085,000       $ 4,679,000        $ 5,085,000        $ 4,601,000
  Non-compete agreements                         28,157,000         6,577,000         27,932,000          6,138,000
  Tradename                                         500,000            58,000            500,000             53,000
                                                -----------       -----------        -----------        -----------
    Total                                       $33,742,000       $11,314,000        $33,517,000        $10,792,000
                                                ===========       ===========        ===========        ===========

Indefinite-lived intangible
  assets:
  Goodwill, net                                $250,149,000                         $243,526,000



Aggregate amortization expense for the three months ended March 31, 2002 and 2001 was $522,000 and $3,325,000, respectively.

                    Estimated amortization expense:
                      For year ended December 31, 2002                               $2,187,000
                      For year ended December 31, 2003                                1,965,000
                      For year ended December 31, 2004                                1,857,000
                      For year ended December 31, 2005                                1,801,000
                      For year ended December 31, 2006                                1,791,000
                      For year ended December 31, 2007                                1,789,000


The changes in the net carrying amount of goodwill for the three months ended March 31, 2002, are as follows:


                   Balance as of December 31, 2001                                 $243,526,000
                   Goodwill acquired during three months ended
                     March 31, 2002                                                   6,623,000
                                                                                   ------------
                   Balance as of March 31, 2002                                    $250,149,000
                                                                                   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2002

(UNAUDITED)

NOTE D--INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE E--ACQUISITIONS

During the first three months of 2002, the Company acquired certain assets and liabilities of three insurance agencies for approximately $4,606,000 ($4,119,000 in cash and $487,000 in guaranteed future payments) in purchase accounting transactions. The combined purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE F--SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2002 and 2001, the Company sold certain insurance accounts and other assets resulting in a loss of approximately $3,000 and a gain of $39,000, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2002

(UNAUDITED)

NOTE G--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.



                                                                              THREE MONTHS ENDED

                                                                        MARCH 31, 2002     MARCH 31, 2001
                                                                        --------------     --------------
Numerator for basic net income
  per share - net income                                                $19,127,721            $7,781,026
  Effect of dilutive securities:
    5.25% convertible debenture                                             272,393               270,882
                                                                        -----------            ----------
  Numerator for dilutive net income per share - net
    income available after assumed conversions                          $19,400,114            $8,051,908
                                                                        ===========            ==========

Denominator
  Weighted average shares                                                28,148,503            26,561,116
  Effect of guaranteed future shares to be issued in
    connection with agency acquisitions                                      39,220                54,858
                                                                        -----------            ----------
  Denominator for basic net income per share                             28,187,723            26,615,974
  Effect of dilutive securities:
    Employee stock options                                                1,029,703               684,164
    Employee non-vested stock                                               150,910                76,520
    Contingent stock - acquisitions                                          21,628                11,764
    5.25% convertible debenture                                           2,813,187             2,813,186
                                                                        -----------            ----------
  Dilutive potential common shares                                        4,015,428             3,585,634
                                                                        -----------            ----------
  Denominator for diluted net income per share -
    adjusted weighted average shares and
    assumed conversions                                                  32,203,151            30,201,608
                                                                        ===========            ==========

Net Income Per Share:
  Basic                                                                       $0.68                 $0.29
                                                                              =====                 =====
  Assuming Dilution                                                           $0.60                 $0.27
                                                                              =====                 =====

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three Months Ended March 31, 2002

Net income for the three months ended March 31, 2002 was $19.1 million, or $0.60 per share, compared with $7.8 million, or $0.27 per share for the comparable period last year. Excluding net non-recurring gains and the cumulative effect of an accounting change in 2002 relating to revenue recognition, and adjusting amortization to a proforma basis in 2001 as if the new accounting standards related to goodwill had been adopted as of January 1, 2001, net income was $15.2 million, a 55.8% increase from $9.7 million last year. Net income per share on the same basis was $0.48, compared with $0.33 last year. See "Note C - Intangible Assets" of Notes to Consolidated Financial Statements.

Commissions and fees were $98.6 million, an increase of 28.1% from commissions and fees of $77.0 million during the comparable period of the prior year. Approximately $15.4 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.0 million from the sale of certain offices and accounts in 2002 and 2001. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 9.3%. This increase principally reflects new business production, firming of premium levels and higher non-standard commissions.

Expenses for the quarter increased $10.0 million or 15.5%. Compensation and benefits and other operating expenses increased $10.5 million and $2.7 million, respectively, primarily due to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles decreased approximately $2.8 million due primarily to the adoption of Statement 142. Interest expense decreased $0.4 million due to decreased borrowings and lower rates.

The Company's overall tax rate for the three months ended March 31, 2002 was 40.8% compared to 43.0% for the same period of the prior year. The decrease is primarily related to the non-amortization of goodwill resulting from the adoption of Statement 142.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2002 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2002.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $17.9 million and $25.3 million for the three months ended March 31, 2002 and 2001, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $1.0 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $3.8 million and $17.5 million in the three months ended March 31, 2002 and 2001, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and deferred cash payments. The Company did not have any material capital expenditure commitments as of March 31, 2002.

Financing activities utilized cash of $9.6 million and provided cash of $15.8 million in the three months ended March 31, 2002 and 2001, respectively. The Company has consistently made debt payments and annually increased its dividend rate. The Company did not repurchase any shares during the three months ended March 31, 2002 and 2001, respectively. The Company is currently authorized to purchase an additional 748,200 shares. The Company anticipates the continuance of its dividend policy. As of March 31, 2002, the Company has a bank credit facility of $144.1 million under which loans are due in various amounts through 2004 and $32.0 million face value of 5.25% Convertible Subordinated Debentures due 2014. At March 31, 2002, there were loans of $74.1 million outstanding under the bank agreement, with $70.0 million available under the revolving portion of the facility for future borrowings.

The Company had a current ratio (current assets to current liabilities) of 0.90 to 1.00 as of March 31, 2002. Shareholders' equity of $161.0 million at March 31, 2002, is improved from $142.8 million at December 31, 2001. The debt to equity ratio of .67 to 1.00 is decreased from the ratio at December 31, 2001 of
0.80 to 1.00 due to increased net income and decreased borrowings.

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

New Accounting Standard
-----------------------

The Company adopted Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets" (Statement 142), effective January 1, 2002, which, among other things, ends the practice of amortizing goodwill. Net income for the three months ended March 31, 2001 would have increased by $0.06 per share on a proforma basis, assuming adoption of Statement 142 as of January 1, 2001. The Company does not anticipate that the impairment tests required by Statement 142 will have a material impact on the earnings or financial position of the Company.

Change in Accounting Principle
------------------------------

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended March 31, 2002, the effect of this change was to increase net income by $4.6 million ($0.14 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period proforma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period proforma amounts due to the lack of prior period data.

Forward-Looking Statements
--------------------------

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.


Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on Tuesday, May 7, 2002.

         c) The Shareholders voted for the election of four (4) directors to serve for terms of three (3) years expiring on the date of the Annual Meeting in 2005 and until their successors are elected and one (1) director to serve for a term of one (1) year expiring on the date of the Annual Meeting in 2003 and until his successor is elected. The results of the voting in these elections are set forth below.

         d)

                                                        Votes For           Votes       Non-Votes
                                                                           Withheld

                  Theodore L. Chandler, Jr.             20,903,802          311,470       7,278,381
                  Norwood H. Davis, Jr.                 20,857,357          357,915       7,278,381
                  Timothy J. Korman                     20,857,541          357,731       7,278,381
                  Thomas H. O'Brien                     20,903,877          311,395       7,278,381
                  Julious P. Smith, Jr.                 20,856,835          358,437       7,278,381

                  No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit No.                        Document
                  -----------                        --------

                     18.1 Letter from Independent Auditors regarding preferability of accounting principle change

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hilb, Rogal and Hamilton Company
                                             --------------------------------
                                                       (Registrant)


Date           May 9, 2002                   By: /s/ Andrew L. Rogal
         --------------------                   --------------------------------
                                                Chairman and Chief Executive
                                                   Officer
                                                (Principal Executive Officer)



Date           May 9, 2002                   By: /s/ Carolyn Jones
         --------------------                   --------------------------------
                                                 Senior Vice President and Chief
                                                    Financial Officer
                                                 (Principal Financial Officer)



Date           May 9, 2002                   By: /s/ Robert W. Blanton, Jr.
         --------------------                   --------------------------------
                                                 Vice President and Controller
                                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX


No.              Description
---              -----------

18.1             Letter from Independent  Auditors  regarding   preferability of
                 accounting principle change