Form 10-Q
period 2002-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 2002-08-14
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002                  Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Virginia                                            54-1194795
(State  or  other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                           Identification No.)

    4951 Lake Brook Drive, Suite 500, Glen Allen, VA               23060
-------------------------------------------------------       --------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (804) 747-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at July 31, 2002
-------------------------------                    ----------------------------
   Common stock, no par value                               29,362,646

                        HILB, ROGAL AND HAMILTON COMPANY
                                      INDEX
                                      -----


                                                                           Page
                                                                           ----


Part I.           FINANCIAL INFORMATION

                  Item 1.       Financial Statements

                  Statement of Consolidated Income
                    for the three months and six months
                    ended June 30, 2002 and 2001                              3

                  Consolidated Balance Sheet,
                    June 30, 2002 and December
                    31, 2001                                                  4

                  Statement of Consolidated Shareholders'
                    Equity for the six months ended
                    June 30, 2002 and 2001                                    5

                  Statement of Consolidated Cash Flows
                    for the six months ended June
                    30, 2002 and 2001                                         6

                  Notes to Consolidated Financial
                    Statements                                             7-14


                  Item 2.       Management's Discussion and Analysis
                                  of Financial Condition and
                                  Results of Operations                   15-19


                  Item 3.       Qualitative and Quantitative Disclosures
                                  About Market Risk                          19


Part II.          OTHER INFORMATION

                  Item 4.       Submission of Matters to a Vote of
                                  Security Holders                           20

                  Item 6.       Exhibits and Reports on Form 8-K          20-21

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                       JUNE 30, 2002     JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                       -------------     -------------      -------------      -------------
Revenues
  Commissions and fees               $94,739,300        $74,302,275         $193,387,386         $151,305,181
  Investment income                      459,780            668,604              973,628            1,296,387
  Other                                  518,198          2,818,736            1,210,060            3,099,774
                                     -----------        -----------         ------------         ------------
                                      95,717,278         77,789,615          195,571,074          155,701,342
Operating expenses
  Compensation and employee
    benefits                          52,794,699         42,754,692          106,053,719           85,523,913
  Other operating expenses            17,717,009         14,035,720           34,555,565           28,414,966
  Depreciation                         1,729,843          1,538,519            3,440,443            3,020,344
  Amortization of intangibles            562,980          3,446,099            1,084,598            6,770,602
  Interest expense                     1,819,236          2,353,562            3,702,610            4,659,571
                                     -----------        -----------         ------------         ------------
                                      74,623,767         64,128,592          148,836,935          128,389,396
                                     -----------        -----------         ------------         ------------
INCOME BEFORE INCOME
  TAXES AND CUMULATIVE   EFFECT OF
ACCOUNTING
  CHANGE                              21,093,511         13,661,023           46,734,139           27,311,946

Income taxes                           8,591,021          5,874,240           19,048,411           11,744,137
                                     -----------        -----------         ------------         ------------

INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                   12,502,490          7,786,783           27,685,728           15,567,809

Cumulative effect of accounting
  change, net of tax                           -                  -            3,944,484                    -
                                     -----------        -----------         ------------         ------------

 NET INCOME                          $12,502,490        $ 7,786,783         $ 31,630,212         $ 15,567,809
                                     ===========        ===========         ============         ============

Net Income Per Share - Basic:
  Income before cumulative
    effect of accounting change            $0.44              $0.29                $0.98                $0.58
  Cumulative effect of
    accounting change, net of tax              -                  -                 0.14                    -
                                           -----              -----                -----                -----
  Net income                               $0.44              $0.29                $1.12                $0.58
                                           =====              =====                =====                =====

Net Income Per Share -
  Assuming Dilution:
  Income before cumulative
    effect of accounting change            $0.40              $0.26                $0.88                $0.53
  Cumulative effect of
    accounting change, net of tax              -                  -                 0.12                    -
                                           -----              -----                -----                -----
  Net income                               $0.40              $0.26                $1.00                $0.53
                                           =====              =====                =====                =====



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

                                                                    JUNE 30,                DECEMBER 31,
                                                                      2002                      2001
                                                                      ----                      ----
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $ 59,139,354                $ 51,580,095
  Investments                                                     2,387,137                   3,499,421
  Receivables:
    Premiums and commissions, less allowance for
  doubtful accounts of $3,540,071 and $3,374,285,
respectively                                                    118,107,312                 116,219,367
    Other                                                        23,795,498                  17,672,780
                                                               ------------               -------------
                                                                141,902,810                 133,892,147
  Prepaid expenses and other current assets                       8,500,969                   8,435,944
                                                               ------------               -------------
              TOTAL CURRENT ASSETS                              211,930,270                 197,407,607

INVESTMENTS                                                       1,179,284                   1,335,798

PROPERTY AND EQUIPMENT, NET                                      18,162,909                  19,484,705

GOODWILL                                                        301,434,047                 286,554,839
OTHER INTANGIBLE ASSETS                                          33,606,884                  33,516,884
   Less accumulated amortization                                 54,754,117                  53,821,407
                                                               ------------               -------------
                                                                280,286,814                 266,250,316
OTHER ASSETS                                                      9,180,755                   9,764,122
                                                               ------------               -------------
                                                               $520,740,032                $494,242,548
                                                               ============               =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies                      $172,698,354                $169,501,575
  Accounts payable                                                7,865,561                   7,303,804
  Accrued expenses                                               18,067,235                  20,302,435
  Premium deposits and credits due customers                     28,125,801                  20,940,410
  Current portion of long-term debt                               5,604,780                   6,996,423
                                                               ------------               -------------
                 TOTAL CURRENT LIABILITIES                      232,361,731                 225,044,647

LONG-TERM DEBT                                                  103,270,821                 114,443,224

OTHER LONG-TERM LIABILITIES                                      12,943,973                  11,953,338

SHAREHOLDERS' EQUITY

   Common Stock, no par value; authorized
     50,000,000 shares; outstanding 28,591,280
     and 28,310,568 shares, respectively                         58,084,333                  55,542,485
   Retained earnings                                            115,170,830                  88,604,274
   Accumulated other comprehensive income (loss):
     Unrealized loss on derivative contracts, net of
      deferred tax benefit of $914,000 and $955,000,
      respectively                                               (1,370,530)                 (1,433,296)
     Other                                                          278,874                      87,876
                                                               ------------               -------------
                                                                172,163,507                 142,801,339
                                                               ------------               -------------
                                                               $520,740,032                $494,242,548
                                                               ============               =============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                                ACCUMULATED
                                                                                                  OTHER
                                                          COMMON                 RETAINED      COMPREHENSIVE
                                                          STOCK                  EARNINGS      INCOME (LOSS)
                                                        ----------               --------      -------------

Balance at January 1, 2002                            $55,542,485            $ 88,604,274           $(1,345,420)
  Issuance of 280,712 shares of
    Common Stock                                        2,541,848
  Payment of dividends ($.1775 per share)                                      (5,063,656)
  Net income                                                                   31,630,212
  Derivative gain arising during 2002, net of tax                                                        62,766
  Other                                                         _                       _               190,998
                                                      -----------           -------------          ------------
Balance at June 30, 2002                              $58,084,333            $115,170,830           $(1,091,656)
                                                      ===========           =============          ============

Balance at January 1, 2001                            $22,361,312             $65,860,654           $         -
  Issuance of 619,958 shares of
    Common Stock                                        9,647,864
  Payment of dividends ($.1725 per share)                                      (4,663,613)
  Net income                                                                   15,567,809
  Cumulative effect of accounting change
    related to derivatives, net of tax                                                                 (516,600)
  Derivative loss arising during 2001, net of tax               _                      _               (342,994)
                                                      -----------            -----------            -----------
Balance at June 30, 2001                              $32,009,176            $76,764,850            $  (859,594)
                                                      ===========            ===========            ===========



See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                JUNE 30, 2002           JUNE 30, 2001
                                                                -------------           -------------
OPERATING ACTIVITIES

  Net income                                                      $ 31,630,212           $ 15,567,809
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax            (3,944,484)                     -
      Depreciation                                                   3,440,443              3,020,344
      Amortization of intangible assets                              1,084,598              6,770,602
                                                                  ------------           ------------
      Net income plus amortization, depreciation and
        cumulative effect of accounting change, net of tax          32,210,769             25,358,755

      Provision for losses on accounts receivable                      584,252                447,709
      Provision for deferred income taxes                            1,913,655                      -
      (Gain) loss on sale of assets                                    209,498             (2,622,580)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          (Increase) decrease in accounts receivable                (1,972,808)             7,730,400
          (Increase) decrease in prepaid expenses                     (274,074)             1,060,273
          Increase (decrease) in premiums payable to
            insurance companies                                      1,377,091             (2,856,059)
          Increase in premium deposits and credits due
            customers                                                7,174,391              3,836,702
          Increase in accounts payable                                 357,267                133,337
          Decrease in accrued expense                               (2,621,379)            (5,973,169)
          Other operating activities                                (2,598,126)             1,840,332
                                                                  ------------           ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                        36,360,536             28,955,700

INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                      1,879,064                357,867
  Purchase of investments                                             (589,756)              (321,465)
  Purchase of property and equipment                                (2,314,310)            (2,752,960)
  Purchase of insurance agencies, net of cash acquired             (11,890,811)           (19,270,964)
  Proceeds from sale of assets                                         475,329              4,285,672
  Other investing activities                                           192,005               (134,622)
                                                                  ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                              (12,248,479)           (17,836,472)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                               -             25,235,950
  Principal payments on long-term debt                             (12,851,039)            (9,868,330)
  Proceeds from issuance of Common Stock                             1,361,897              1,873,823
  Dividends                                                         (5,063,656)            (4,663,614)
                                                                  ------------           ------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                             (16,552,798)            12,577,829
                                                                  ------------           ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                7,559,259             23,697,057
  Cash and cash equivalents at beginning of period                  51,580,095             28,880,784
                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                          $ 59,139,354           $ 52,577,841
                                                                  ============           ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Certain amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B--CHANGES IN ACCOUNTING METHOD

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended June 30, 2002, the effect of this change was to increase net income by $0.9 million ($0.03 per share). For the six months ended June 30, 2002, the effect of this change was to increase net income by $5.5 million ($0.17 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period pro forma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

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

June 30, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

longer be amortized but will be subject to annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company adopted Statement 142 effective January 1, 2002.

The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment charge resulted from this test.

The following table provides a reconciliation of the June 30, 2002 and 2001 reported net income to adjusted net income had Statement 142 been applied as of January 1, 2001.

                                                          For the Three Months Ended     For the Six Months Ended
                                                                   June 30,                       June 30,
                                                           2002                 2001      2002               2001
                                                           ----                 ----      ----               ----

        Net Income - as reported                       $12,502,490     $ 7,786,783      $31,630,212    $15,567,809
        Goodwill amortization, net of tax                        -       2,080,092                -      4,068,554
                                                       -----------     ------------     -----------   -------------

        Adjusted net income                            $12,502,490     $ 9,866,875      $31,630,212    $19,636,363
                                                       ===========     ===========      ===========    ===========

        Net Income Per Share - Basic:
          Net income - as reported
                                                             $0.44           $0.29            $1.12          $0.58
          Goodwill amortization, net of tax                      -            0.08                -           0.15
                                                            ------          ------            -----          -----
          Adjusted net income                                $0.44           $0.37            $1.12          $0.73
                                                            ======          =======           =====          =====

        Net Income Per Share - Assuming Dilution:
          Net income - as reported
                                                             $0.40           $0.26            $1.00          $0.53
          Goodwill amortization, net of tax                      -            0.07                -           0.13
                                                            ------          ------           ------          -----
          Adjusted net income                                $0.40           $0.33            $1.00          $0.66
                                                            ======          ======           ======          =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

Intangible assets consist of the following:

                                                   As of June 30, 2002                As of December 31, 2001
                                                   -------------------                -----------------------
                                           Gross Carrying       Accumulated        Gross Carrying        Accumulated
                                              Amount            Amortization           Amount            Amortization
                                              ------            ------------           ------            ------------
Amortizable intangible assets:
  Expiration rights                           $4,950,000          $4,623,000         $5,085,000         $4,601,000
  Non-compete agreements                      28,157,000           7,055,000         27,932,000          6,138,000
  Tradename                                      500,000              63,000            500,000             53,000
  ---------                                  -----------         -----------        -----------        -----------

    Total                                    $33,607,000         $11,741,000        $33,517,000        $10,792,000
                                             ===========         ===========        ===========        ===========

Indefinite-lived intangible
  assets:
  Goodwill, net                             $258,421,000                           $243,526,000

Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $1,085,000 and $6,771,000, respectively.

           Estimated amortization expense:
            For year ended December 31, 2002                         $2,187,000
            For year ended December 31, 2003                          1,965,000
            For year ended December 31, 2004                          1,857,000
            For year ended December 31, 2005                          1,801,000
            For year ended December 31, 2006                          1,791,000
            For year ended December 31, 2007                          1,789,000

The changes in the net carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

           Balance as of December 31, 2001                         $243,526,000
            Goodwill acquired                                        15,037,000
            Goodwill disposed                                          (142,000)
                                                                  -------------
           Balance as of June 30, 2002                            $ 258,421,000
                                                                  =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE D--INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company's effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE E--ACQUISITIONS

During the first six months of 2002, the Company acquired certain assets and liabilities of four insurance agencies for approximately $8,473,000 ($7,986,000 in cash and $487,000 in guaranteed future payments) in purchase accounting transactions. The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE F--SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2002 and 2001, the Company sold certain insurance accounts and other assets resulting in a loss of approximately $209,000 and a gain of $2,623,000, respectively, including a $206,000 loss and a $2,584,000 gain during the second quarters of 2002 and 2001, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE G--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                June 30, 2002         June 30, 2001       June 30, 2002       June 30, 2001
                                                -------------         -------------       -------------       -------------
Numerator for basic net income
  per share - net income                          $12,502,490          $ 7,786,783         $31,630,211         $15,567,809
  Effect of dilutive securities:
    5.25% convertible debenture                       272,785              271,251             545,178             542,134
                                                  -----------          -----------         -----------         -----------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                           $12,775,275          $ 8,058,034         $32,175,389         $16,109,943
                                                  ===========          ===========         ===========         ===========

Denominator
  Weighted average shares                          28,229,270           26,887,510          28,188,886          26,724,312
  Effect of guaranteed future shares to be
    issued in connection with agency
    acquisitions                                       25,552               43,886              32,387              49,372
                                                  -----------          -----------         -----------         -----------
  Denominator for basic net income per
   share                                           28,254,822           26,931,396          28,221,273          26,773,684
  Effect of dilutive securities:
    Employee stock options                          1,060,328              734,046           1,045,016             709,104
    Employee non-vested stock                         165,958               99,286             158,434              87,902
    Contingent stock - acquisitions                    38,111               36,536              29,869              24,152
    5.25% convertible debenture                     2,813,187            2,813,186           2,813,187           2,813,186
                                                  -----------          -----------         -----------         -----------
  Dilutive potential common shares                  4,077,584            3,683,054           4,046,506           3,634,344
                                                  -----------          -----------         -----------         -----------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                 32,332,406           30,614,450          32,267,779          30,408,028
                                                  ===========          ===========         ===========         ===========

Net Income Per Share:
  Basic                                                 $0.44                $0.29               $1.12               $0.58
                                                        =====                =====               =====               =====
  Assuming Dilution                                     $0.40                $0.26               $1.00               $0.53
                                                        =====                =====               =====               =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE H--SUBSEQUENT EVENT

On July 1, 2002 the Company acquired all of the issued and outstanding membership interest units of Hobbs Group, LLC ("Hobbs") other than those owned by Hobbs IRA Corp. ("HIRAC"), and all of the issued and outstanding capital stock of HIRAC pursuant to a Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC.

This acquisition allows the Company to expand its capabilities in the upper middle-market. In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an entrance into executive benefits. Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

The amount the Company paid in connection with the acquisition consisted of approximately $114.2 million in cash, which included the Company's assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company's common stock ("Common Stock"). In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs' achieving certain financial performance goals within the next two years. The Company has further agreed to assume and satisfy certain existing earn-out and deferred compensation obligations of Hobbs from Hobbs' prior acquisitions estimated to approximate a net present value of $30 million.

The Company's statement of consolidated income does not include any results of operations from Hobbs as the acquisition was consummated on July 1, 2002. The following unaudited pro forma results of operations of the Company give effect to the acquisition of Hobbs as though the transaction had occurred on January 1, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE H--SUBSEQUENT EVENT-Continued

                                          Three Months Ended                       Six Months Ended
                                               June 30                                  June 30
                                      2002                  2001               2002                 2001
                                      ----                  ----               ----                 ----
Total Revenues                      $121,864,000         $100,490,000        $246,516,000          $200,284,000

Income before
cumulative effect of
  accounting change and
  extraordinary item               $  13,318,000       $    9,297,000       $  30,146,000         $  18,117,000
                                   =============       ==============       =============         =============

 Net Income                        $  12,907,000       $    9,297,000       $  33,680,000         $  18,117,000
                                   =============       ==============       =============         =============

Income per share before
  cumulative effect of
  accounting change
  and extraordinary item:
  Basic                                    $0.46                $0.34               $1.04                 $0.66
                                           =====                =====               =====                 =====
  Assuming Dilution                        $0.41                $0.31               $0.93                 $0.60
                                           =====                =====               =====                 =====
Net Income Per Share:
   Basic                                   $0.45                $0.34               $1.16                 $0.66
                                           =====                =====               =====                 =====
   Assuming Dilution                       $0.40                $0.31               $1.04                 $0.60
                                           =====                =====               =====                 =====

The pro forma results for the three and six months ended June 30, 2002 include an extraordinary loss of $0.4 million related to Hobbs' debt extinguishment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2002

(UNAUDITED)

NOTE H--SUBSEQUENT EVENT-Continued

In addition, on July 1, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement), dated as of July 1, 2002. The Amended Credit Agreement amends and restates an Amended and Restated Credit Agreement, dated as of April 6, 2001, and provides for a credit facility of up to an aggregate of $290.0 million. In particular, the Amended Credit Agreement maintains the availability to the Company of a revolving credit facility in the aggregate principal amount of $100.0 million and a term loan facility with an aggregate principal amount of $190.0 million. Pursuant to the Amended Credit Agreement, the increased term loan facility was made available to finance the cash payment in connection with the Hobbs acquisition and for working capital and general corporate purposes.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
---------------------

Three Months Ended June 30, 2002

Net income for the three months ended June 30, 2002 was $12.5 million, or $0.40 per share, compared with $7.8 million, or $0.26 per share for the comparable period last year. Excluding net non-recurring gains and adjusting amortization to a pro forma basis in 2001 as if the new accounting standards related to goodwill had been adopted as of January 1, 2001, net income was $12.6 million for the quarter, a 51.3% increase from $8.3 million last year. Net income per share on the same basis was $0.40, compared with $0.28 last year. See "Note C - Intangible Assets" of Notes to Consolidated Financial Statements.

Commissions and fees were $94.7 million, an increase of 27.5% from commissions and fees of $74.3 million during the comparable period of the prior year. Approximately $12.5 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $0.5 million from the sale of certain offices and accounts in 2002 and 2001. Excluding the effect of acquisitions and dispositions, commissions and fees increased 11.3%. This reflects new business production and continued industry-wide premium increases. Other income decreased $2.3 million primarily due to the sale of an agency and certain insurance accounts in 2001.

Expenses for the quarter increased $10.5 million or 16.4%. Compensation and benefits, other operating expenses and depreciation expense increased $10.0 million, $3.7 million and $0.2 million, respectively, primarily due to purchase acquisitions of insurance agencies and increased revenue production. Amortization of intangibles decreased approximately $2.9 million due primarily to the adoption of Statement 142. Interest expense decreased by $0.5 million due to decreased bank borrowings and decreased interest rates.

The Company's overall tax rate for the three months ended June 30, 2002 was 40.8% compared to 43.0% for the same period of the prior year. The decrease is primarily related to the non-amortization of goodwill resulting from the adoption of Statement 142.

Six Months Ended June 30, 2002

For the six months ended June 30, 2002, net income was $31.6 million, or $1.00 per share, compared to $15.6 million, or $0.53 per share last year. Excluding the effect of gains and the 2002 cumulative effect of an accounting change relating to revenue recognition and adjusting 2001 amortization to a pro forma basis, net income was $27.8 million, or $0.88 per share, up from $18.1 million or $0.61 per share a year ago.

Commissions and fees were $193.4 million, an increase of 27.8% from commissions and fees of $151.3 million during the comparable period of the prior year. Approximately $27.9 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.4 million from the sale of certain offices and accounts in 2002 and 2001. Commissions and fees, excluding the effect of acquisitions and dispositions, increased 10.3%. This increase principally reflects new business production, firming premium levels and higher non-standard commissions.

Investment income decreased $0.3 million, or 24.8%, primarily due to a lower interest rate environment. Other income decreased $1.9 million or 61.0% from the prior year primarily due to the net impact of nonrecurring gains from the sale of an agency, certain insurance accounts and other assets.

Expenses increased by $20.4 million or 15.9%. Increases include $20.5 million in compensation and benefits, $6.1 million in other operating expenses and $0.4 million of depreciation expense, due primarily to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles decreased approximately $5.7 million due primarily to the adoption of Statement
142. Interest expense decreased by $1.0 million due to decreased bank borrowings and by declines in interest rates.

The Company's overall tax rate was 40.8% for the six months ended June 30, 2002 compared to the rate of 43.0% for the six months ended June 30, 2001. The decrease was primarily related to the non-amortization of goodwill resulting from adoption of Statement 142.

For the three months ended June 30, 2002, net income as a percentage of revenues did not vary significantly from the three months ended March 31, 2002.
Commission income was lower during the second quarter due to lower contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals, acquisitions and dispositions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2002 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2002.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations totaled $36.4 million and $29.0 million for the six months ended June 30, 2002 and 2001, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $2.3 million and $2.8 million for the six months ended June 30, 2002 and 2001, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies accounted for under the purchase method of accounting utilized cash of $11.9 million and $19.3 million in the six months ended June 30, 2002 and 2001, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company's Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $0.5 million and $4.3 million in the six months ended June 30, 2002 and 2001, respectively. The Company did not have any material capital expenditure commitments as of June 30, 2002.

Financing activities utilized cash of $16.6 million and provided cash of $12.6 million in the six months ended June 30, 2002 and 2001, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. The Company is currently authorized to purchase an additional 748,200 shares. The Company anticipates the continuance of its dividend policy. As of June 30, 2002, the Company had a bank credit agreement for $140.0 million under which loans are due in various amounts through 2004 and 5.25% Convertible Subordinated Debentures with a $32.0 million face value due 2014. At June 30, 2002, there were loans of $70.0 million outstanding under the bank agreement, with $70.0 million available under the revolving portion of the facility for future borrowings.

Subsequent to the end of the quarter, the Company signed the Second Amended and Restated Credit Agreement (Amended Credit Agreement). The new agreement amends and restates an Amended and Restated Credit Agreement dated April 6, 2001. The new agreement provides a $190.0 million term loan facility under which borrowings are due in various amounts through 2007 including $152.4 million due 2007. The Amended Credit Agreement also maintains the availability to the Company of a revolving credit facility in the aggregate principal amount of $100.0 million. The proceeds were used in part, to fund the cash portion of the Hobbs Group, LLC acquisition. Subsequent to amending the credit agreement and closing the acquisition of Hobbs Group, LLC, the Company had loans of $190.0 million outstanding under the Amended Credit Agreement, with $100.0 million available under the revolving portion of the facility.

The Amended Credit Agreement contains certain covenants that restrict, or may have the effect of restricting, the payment of dividends or distributions, and the purchase or redemption by the Company of its capital stock. Management does not believe that the restrictions contained in the Amended Credit Agreement will, in the foreseeable future, adversely affect the Company's ability to pay cash dividends at the current dividend rate.

The Company had a current ratio (current assets to current liabilities) of 0.91 to 1.00 as of June 30, 2002. Shareholders' equity of $172.2 million at June 30, 2002, is improved from $142.8 million at December 31, 2001. The debt to equity ratio of 0.60 to 1.00 is decreased from the ratio at December 31, 2001 of 0.80 to 1.00 due to the issuance of Common Stock, decreased borrowings and increased net income.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

Business Acquisition
--------------------

On July 1, 2002 the Company acquired all of the issued and outstanding membership interest units of Hobbs Group, LLC ("Hobbs") other than those owned by Hobbs IRA Corp. ("HIRAC"), and all of the issued and outstanding capital stock of HIRAC pursuant to a Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC.

Hobbs, which is based in Atlanta, Georgia, is one of the nation's premier independent insurance brokers serving upper middle-market and top-tier clients and provides property and casualty insurance brokerage, risk management, executive compensation and employee benefits services. This acquisition allows the Company to expand its capabilities in the upper middle-market. In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an entrance into executive benefits. Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

The amount the Company paid in connection with the acquisition consisted of approximately $114.2 million in cash, which included the Company's assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company's Common Stock. In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs' achieving certain financial performance goals within the next two years. The Company has further agreed to assume and satisfy certain existing earn-out and deferred compensation obligations of Hobbs from Hobbs' prior acquisitions estimated to approximate a net present value of $30 million. In addition, on July 1, 2002, the Company granted 625,000 stock options to key employees of Hobbs. The options have an exercise price equal to the fair market value at date of grant, expire in seven years and vest at a rate of 25% a year for four years.

Market Risk
-----------

The Company has certain investments and utilizes (on a limited basis) derivative financial instruments which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

New Accounting Standard
-----------------------

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), effective January 1, 2002, which, among other things, ends the practice of amortizing goodwill. Net income for the quarter ended June 30, 2001 would have increased by $0.07 and $0.13 per share, respectively, on a pro forma basis, assuming adoption of Statement 142 as of January 1, 2001. The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment charge resulted from this test.

Change in Accounting Principle
------------------------------

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended June 30, 2002, the effect of this change was to increase net income by $0.9 million ($0.30 per share). For the six months ended June 30, 2002, the effect of this change was to increase net income by $5.5 million ($0.17 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period pro forma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

Forward-Looking Statements
--------------------------

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information required by this item was previously reported in the Company's Form 10-Q for the quarter ended March 31, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit No.                 Document
                  -----------                 --------

                  10.1 Second Amended and Restated Credit Agreement, dated as of July 1, 2002, among the Company, as Borrower; the lenders named therein; Wachovia Bank, National Association (formerly known as First Union National
                           Bank), as administrative agent; PNC Bank, National Association, as documentation agent; and Bank of America Securities, LLC, as syndication agent (incorporated by reference to Exhibit 99.7 to the Company's Form 8-K dated July 16, 2002, File No. 0-15981)

                  10.2 Senior Executive Employment Agreement with Thomas A. Golub entered into May 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated July 16, 2002, File No. 0-15981)

                  10.3 Amended and Restated Consulting Agreement between the Company and Robert H. Hilb


                  99.1 Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         b)       Reports on Form 8-K

         (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 13, 2002. The Form 8-K reported items 5 and 7 and attached as an exhibit and incorporated by reference a press release that announced the signing of a definitive agreement under which the Company would acquire Hobbs Group, LLC (Hobbs), for a combination of cash and stock, with a fixed amount of $142.0 million payable at closing, up to an additional $102.0 million on Hobbs' attaining certain financial goals within the next two years and the assumption of existing earnouts from Hobbs' prior acquisitions, estimated to be a new present value of $30.0 million.

         (ii) The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2002. The Form 8-K which was dated July 1, 2002, reported items 2 and 7 and announced the consummation of the Hobbs acquisition and included as exhibits (i) the audited financial statements of Hobbs for the years ended December 31, 2001, 2000 and 1999,
                  (ii) unaudited financial statements of Hobbs as of March 31, 2002 and 2001, (iii) pro forma condensed combined balance sheet of the Company giving effect to the acquisition as if the acquisition had occurred on March 31, 2002 and (iv) pro forma condensed combined statements of income for the three months ended March 31, 2002 and the year ended December 31, 2001 giving effect to the acquisition as if the acquisition had occurred January 1, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Hilb, Rogal and Hamilton Company
                                            --------------------------------
                                                    (Registrant)


Date           August 14, 2002              By: /s/  Andrew L. Rogal
         ----------------------------           -----------------------------
                                                Chairman and Chief Executive
                                                Officer
                                                (Principal Executive Officer)



Date           August 14, 2002              By: /s/  Carolyn Jones
         ----------------------------           -----------------------------
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)



Date           August 14, 2002              By: /s/  Robert W. Blanton, Jr.
         ----------------------------           -----------------------------
                                                Vice President and Controller
                                                (Chief Accounting Officer)

                        HILB, ROGAL AND HAMILTON COMPANY

                                  EXHIBIT INDEX

                  Exhibit No.                    Document
                  -----------                    --------
                  10.1          Second Amended and Restated Credit  Agreement,  dated
                                as of July 1, 2002,  among the Company,  as Borrower;
                                the lenders named therein;  Wachovia  Bank,  National
                                Association  (formerly  known as First Union National
                                Bank), as  administrative  agent; PNC Bank,  National
                                Association,  as  documentation  agent;  and  Bank of
                                America   Securities,   LLC,  as  syndication   agent
                                (incorporated  by  reference  to Exhibit  99.7 to the
                                Company's  Form 8-K  dated  July 16,  2002,  File No.
                                0-15981)

                  10.2          Senior Executive  Employment Agreement with Thomas A.
                                Golub  entered  into May 10,  2002  (incorporated  by
                                reference to Exhibit 99.3 to the  Company's  Form 8-K
                                dated July 16, 2002, File No. 0-15981)

                  10.3          Amended and Restated Consulting Agreement between the
                                Company and Robert H. Hilb

                  99.1          Certification  Statement of Chief  Executive  Officer
                                pursuant to 18 U.S.C. Section 1350

                  99.2          Certification  Statement of Chief  Financial  Officer
                                pursuant to 18 U.S.C. Section 1350
