Form 10-Q
period 2002-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 2002-11-14
CIK 814898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended September 30, 2002       Commission file number  0-15981

                        HILB, ROGAL AND HAMILTON COMPANY
             (Exact name of registrant as specified in its charter)



                    Virginia                             54-1194795
         (State or other jurisdiction of               (I.R.S.Employer
          incorporation or organization)              Identification No.)

         4951 Lake Brook Drive, Suite 500, Glen Allen, VA       23060
             (Address of principal executive offices)         (Zip Code)

                                 (804) 747-6500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---     ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X   No
                                     ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Outstanding at November 1, 2002
         --------------------------      -------------------------------
         Common stock, no par value                29,422,983

                        HILB, ROGAL AND HAMILTON COMPANY

                                      INDEX


                                                                           Page
                                                                           ----
Part I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                  Statement of Consolidated Income
                    for the three months and nine months
                    ended September 30, 2002 and 2001 ....................... 3

                  Consolidated Balance Sheet,
                    September 30, 2002 and December
                    31, 2001 ................... ............................ 4

                  Statement of Consolidated Shareholders'
                    Equity for the nine months ended
                    September 30, 2002 and 2001 ............................. 5

                  Statement of Consolidated Cash Flows
                    for the nine months ended September
                    30, 2002 and 2001 ....................................... 6

                  Notes to Consolidated Financial
                    Statements ............................................7-15

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and
                             Results of Operations ...................... 16-21

                  Item 3.    Qualitative and Quantitative Disclosures
                             About Market Risk ............................. 21

                  Item 4.    Controls and Procedures ....................... 21

Part II.          OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K ............21-22

Signatures ................................................................. 23

Certifications ...........................................................24-25

                         PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)


                                                    THREE MONTHS ENDED                NINE  MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                  2002               2001            2001              2002
                                                  ----               ----            ----              ----

Revenues
  Commissions and fees                      $126,834,193         $86,322,607     $320,221,578      $237,627,788
  Investment income                              632,848             682,198        1,606,477         1,978,585
  Other                                        1,023,301             604,672        2,233,361         3,704,445
                                               ---------             -------        ---------       -----------
                                             128,490,342          87,609,477      324,061,416       243,310,818
Operating expenses
  Compensation and employee
    benefits                                  69,794,938          47,362,028      175,848,657       132,885,941
  Other operating expenses                    21,923,639          15,699,868       56,479,205        44,114,833
  Depreciation                                 1,997,753           1,686,561        5,438,196         4,706,904
  Amortization of intangibles                  1,919,575           3,490,364        3,004,173        10,260,966
  Interest expense                             3,785,927           2,392,443        7,488,537         7,052,015
                                               ---------           ---------        ---------         ---------
                                              99,421,832          70,631,264      248,258,768       199,020,659
                                              ----------          ----------      -----------       -----------
INCOME BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           29,068,510          16,978,213       75,802,648        44,290,159

Income taxes                                  11,819,609           7,300,745       30,868,020        19,044,881
                                              ----------           ---------       ----------        ----------

INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           17,248,901           9,677,468       44,934,628        25,245,278
Cumulative effect of accounting
  change, net of tax                                   -                   -        3,944,484                 -
                                             -----------           ---------        ---------        ----------

NET INCOME                                  $ 17,248,901         $ 9,677,468     $ 48,879,112      $ 25,245,278
                                            ============         ===========     ============      ============

Net Income Per Share - Basic:
  Income before cumulative
    effect of accounting change                    $0.59               $0.35            $1.58             $0.93
  Cumulative effect of
    accounting change, net of tax                      -                   -             0.13                 -
                                                   -----               -----            -----             -----
  Net income                                       $0.59               $0.35            $1.71             $0.93
                                                   =====               =====            =====             =====

Net Income Per Share -
  Assuming Dilution:
  Income before cumulative
    effect of accounting change                    $0.53               $0.31            $1.41             $0.84
  Cumulative effect of
    accounting change, net of tax                      -                   -             0.12                 -
                                                   -----               -----            -----             -----
  Net income                                       $0.53               $0.31            $1.53             $0.84
                                                   =====               =====            =====             =====

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES


                                                              SEPTEMBER 30,                      DECEMBER 31,
                                                                  2002                               2001
                                                                  ----                               ----
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $114,077,275                        $ 51,580,095
  Investments                                                     1,636,959                           3,499,421
  Receivables:
    Premiums and commissions, less allowance
      for doubtful accounts of $5,398,342 and
      $3,374,285, respectively                                  161,204,177                         116,219,367
    Other                                                        37,966,570                          17,672,780
                                                               ------------                        ------------
                                                                199,170,747                         133,892,147
  Prepaid expenses and other current assets                      10,432,202                           8,435,944
                                                               ------------                        ------------
              TOTAL CURRENT ASSETS                              325,317,183                         197,407,607

INVESTMENTS                                                       1,200,608                           1,335,798

PROPERTY AND EQUIPMENT, NET                                      20,324,803                          19,484,705

GOODWILL                                                        406,073,766                         286,554,839
OTHER INTANGIBLE ASSETS                                          89,676,884                          33,516,884
   Less accumulated amortization                                 56,543,312                          53,821,407
                                                               ------------                        ------------
                                                                439,207,338                         266,250,316
OTHER ASSETS                                                     12,498,317                           9,764,122
                                                               ------------                        ------------
                                                               $798,548,249                        $494,242,548
                                                               ============                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Premiums payable to insurance companies                      $247,931,323                        $169,501,575
  Accounts payable                                                9,027,972                           7,303,804
  Accrued expenses                                               42,226,966                          20,302,435
  Premium deposits and credits due customers                     31,972,137                          20,940,410
  Current portion of long-term debt                               5,515,326                           6,996,423
                                                               ------------                        ------------
              TOTAL CURRENT LIABILITIES                         336,673,724                         225,044,647

LONG-TERM DEBT                                                  220,716,831                         114,443,224

OTHER LONG-TERM LIABILITIES                                      22,983,300                          11,953,338

SHAREHOLDERS' EQUITY

   Common Stock, no par value; authorized
     50,000,000 shares; outstanding 29,376,583
     and 28,310,568 shares, respectively                         89,589,974                          55,542,485
   Retained earnings                                            129,775,732                          88,604,274
   Accumulated other comprehensive income (loss):
     Unrealized loss on derivative contracts, net of
       deferred tax benefit of $1,074,000 and
       $955,000, respectively                                    (1,611,387)                         (1,433,296)
     Other                                                          420,075                              87,876
                                                               ------------                        ------------
                                                                218,174,394                         142,801,339
                                                               ------------                        ------------
                                                               $798,548,249                        $494,242,548
                                                               ============                        ============

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                        COMMON               RETAINED            COMPREHENSIVE
                                                        STOCK                EARNINGS            INCOME (LOSS)
                                                       ---------             --------            -------------
Balance at January 1, 2002                            $55,542,485            $ 88,604,274           $(1,345,420)
  Issuance of 1,066,015 shares of
    Common Stock                                       34,047,489
  Payment of dividends ($.2675 per share)                                      (7,707,654)
  Net income                                                                   48,879,112
  Derivative loss arising during 2002, net of tax                                                      (178,091)
  Other                                                         -                       -               332,199
                                                      -----------            ------------           -----------
Balance at September 30, 2002                         $89,589,974            $129,775,732           $(1,191,312)
                                                      ===========            =============          ===========

Balance at January 1, 2001                            $22,361,312            $ 65,860,654           $         -
  Issuance of 1,609,906 shares of
    Common Stock                                       29,398,366
  Purchase of 10,000 shares of Common Stock              (211,080)
  Payment of dividends ($.26 per share)                                        (7,127,647)
  Net income                                                                   25,245,278
  Cumulative effect of accounting change
    related to derivatives, net of tax                                                                 (516,600)
  Derivative loss arising during 2001, net of tax               -                       -            (1,141,745)
                                                      -----------            ------------           -----------
Balance at September 30, 2001                         $51,548,598            $ 83,978,285           $(1,658,345)
                                                      ===========            ============           ===========


















See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       2002                      2001
                                                                       ----                      ----
OPERATING ACTIVITIES
  Net income                                                      $  48,879,112              $ 25,245,278
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of tax             (3,944,484)                        -
      Depreciation                                                    5,438,196                 4,706,904
      Amortization of intangible assets                               3,004,173                10,260,966
                                                                  -------------              ------------
      Net income plus amortization, depreciation and
        cumulative effect of accounting change, net of tax           53,376,997                40,213,148

      Provision for losses on accounts receivable                       923,085                   817,815
      Provision for deferred income taxes                             2,870,482                         -
      Loss (gain) on sale of assets                                     115,181                (2,602,422)
      Changes in operating assets and liabilities
        net of effects from insurance agency
        acquisitions and dispositions:
          Increase in accounts receivable                           (14,079,469)               (8,693,132)
          Increase in prepaid expenses                                 (610,908)                 (164,355)
          Increase in premiums payable to
            insurance companies                                      14,555,086                 5,882,996
          Increase in premium deposits and credits due
            customers                                                11,020,726                 4,912,293
          Decrease in accounts payable                                 (193,731)               (1,315,156)
          Increase in accrued expenses                               10,509,335                 5,945,392
          Other operating activities                                 (3,592,385)                4,359,960
                                                                  -------------              ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                         74,894,399                49,356,539
INVESTING ACTIVITIES
  Proceeds from maturities of held-to-maturity
    investments                                                       2,629,242                   857,867
  Purchase of investments                                              (611,080)                 (692,034)
  Purchase of property and equipment                                 (4,405,420)               (3,684,278)
  Purchase of insurance agencies, net of cash acquired             (105,559,164)              (38,808,587)
  Proceeds from sale of assets                                        1,492,107                 4,400,627
  Other investing activities                                            576,857                   912,518
                                                                  -------------              ------------
NET CASH USED IN INVESTING ACTIVITIES                              (105,877,458)              (37,013,887)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                      160,000,000                37,074,109
  Principal payments on long-term debt                              (57,684,306)              (20,810,603)
  Debt issuance costs                                                (2,356,075)                        -
  Proceeds from issuance of Common Stock                              1,228,274                 2,484,325
  Repurchase of Common Stock                                                  -                  (211,080)
  Dividends                                                          (7,707,654)               (7,127,647)
                                                                  -------------              ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                         93,480,239                11,409,104
                                                                  -------------              ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                62,497,180                23,751,756
  Cash and cash equivalents at beginning of period                   51,580,095                28,880,784
                                                                  -------------              ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                          $ 114,077,275              $ 52,632,540
                                                                  =============              ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Certain amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B--CHANGES IN ACCOUNTING METHOD

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended September 30, 2002, the effect of this change to net income was less than $5,000. For the nine months ended September 30, 2002, the effect of this change was to increase net income by $5.5 million ($0.17 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period pro forma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Under Statement 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company adopted Statement 142 effective January 1, 2002.

The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment charge resulted from this test.

The following table provides a reconciliation of the September 30, 2002 and 2001 reported net income to adjusted net income had Statement 142 been applied as of January 1, 2001.


                                                       For the Three Months Ended       For the Nine Months Ended
                                                              September 30,                    September 30,
                                                           2002           2001              2002           2001
                                                           ----           ----              ----           ----

        Net Income - as reported                       $17,248,901    $  9,677,468      $48,879,112    $25,245,278
        Goodwill amortization, net of tax                        -       2,202,702                -      6,271,256
                                                       -----------    ------------      -----------    -----------

        Adjusted net income                            $17,248,901     $11,880,170      $48,879,112    $31,516,534
                                                       ===========    ============     ============    ===========

        Net Income Per Share - Basic:
          Net income - as reported                           $0.59           $0.35            $1.71          $0.93
          Goodwill amortization, net of tax                      -            0.07                -           0.23
                                                            ------          ------            -----          -----
          Adjusted net income                                $0.59           $0.42            $1.71          $1.16
                                                            ======          ======            =====          =====

        Net Income Per Share - Assuming
          Dilution:
          Net income - as reported                           $0.53           $0.31            $1.53          $0.84
          Goodwill amortization, net of tax                      -            0.07                -           0.21
                                                            ------          ------            -----          -----
          Adjusted net income                                $0.53           $0.38            $1.53          $1.05
                                                            ======          ======            =====          =====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

Intangible assets consist of the following:

                                                As of September 30, 2002             As of December 31, 2001
                                                ------------------------             -----------------------
                                            Gross Carrying      Accumulated      Gross Carrying      Accumulated
                                                Amount          Amortization          Amount         Amortization
                                                ------          ------------          ------         ------------
Amortizable intangible assets:
  Acquired identifiable
    intangibles                                $55,000,000       $ 1,375,000        $         -       $         -
  Non-compete agreements                        29,227,000         7,503,000         27,932,000         6,138,000
  Expiration rights                              4,950,000         4,696,000          5,085,000         4,601,000
  Tradename                                        500,000            68,000            500,000            53,000
                                               -----------       -----------        -----------       -----------
    Total                                      $89,677,000       $13,642,000        $33,517,000       $10,792,000
                                               ===========       ===========        ===========       ===========

Indefinite-lived intangible
  assets:
  Goodwill, net                               $363,172,000                         $243,526,000


The acquired identifiable intangibles relate to the Hobbs Group, LLC acquisition (see Note E).

Aggregate amortization expense for the nine months ended September 30, 2002 and 2001 was $3,004,000 and $10,261,000, respectively.

         Estimated amortization expense:
            For year ended December 31, 2002                      $4,956,000
            For year ended December 31, 2003                       7,519,000
            For year ended December 31, 2004                       7,411,000
            For year ended December 31, 2005                       7,355,000
            For year ended December 31, 2006                       7,345,000
            For year ended December 31, 2007                       7,342,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE C--INTANGIBLE ASSETS-Continued

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                   Balance as of December 31, 2001                 $243,526,000
                    Goodwill acquired                               120,728,000
                    Goodwill disposed                                (1,082,000)
                                                                  -------------
                   Balance as of September 30, 2002                $363,172,000
                                                                   ============

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

Hobbs is an insurance broker serving upper middle-market and top-tier clients and provides property and casualty insurance brokerage, risk management and executive and employee benefits services. This acquisition allows the Company to expand its capabilities in the upper middle-market and top-tier businesses. In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an increased presence into executive benefits. Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE E--ACQUISITIONS-Continued

The amount the Company paid in connection with the acquisition consisted of approximately $116.5 million in cash, which included acquisition costs of $2.3 million and the Company's assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company's Common Stock ("Common Stock") valued at $31.6 million. The value of the 719,729 shares issued was determined based on the average market price of the Company's stock over the period including two days before and after the date at which the number of shares to be issued in accordance with the Purchase Agreement became fixed.

In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs achieving certain financial performance goals within the next two years. The Company has further agreed to assume and satisfy certain existing contingent earn-out and deferred compensation obligations of Hobbs from Hobbs' prior acquisitions estimated to approximate a net present value of $30 million. The contingent payments and assumed existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

The assets and liabilities of Hobbs have been revalued to their respective estimated fair values. Intangible assets subject to amortization were estimated at $55.0 million with an estimated amortization period of 10 years. The excess purchase price over fair market value of the allocated assets and liabilities of $100.6 million was allocated to goodwill. The Company is in the process of obtaining a third-party valuation of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

The Company's financial statements include the results of Hobbs operations since the closing date of the acquisition. The following unaudited pro forma results of operations of the Company give effect to the acquisition of Hobbs as though the transaction had occurred on January 1, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE E--ACQUISITIONS-Continued

                                          Three Months Ended                       Nine Months Ended
                                             September 30,                            September 30,
                                       2002                2001                 2002                  2001
                                       ----                ----                 ----                  ----

Total Revenues                     $128,490,000        $107,943,000         $375,006,000          $308,227,000

Income before
  cumulative effect of
  accounting change and
  extraordinary item               $ 17,249,000       $  10,402,000        $  47,395,000         $  28,519,000
                                  =============       =============        =============         =============

 Net Income                        $ 17,249,000       $  10,402,000        $  50,929,000         $  28,519,000
                                  =============       =============        =============         =============

Income per share before
  cumulative effect of
  accounting change
  and extraordinary item:
  Basic                                   $0.59               $0.36               $1.62                 $1.02
                                          =====               =====               =====                 =====
  Assuming Dilution                       $0.53               $0.33               $1.45                 $0.93
                                          =====               =====               =====                 =====

Net Income Per Share:
  Basic                                   $0.59               $0.36               $1.74                 $1.02
                                          =====               =====               =====                 =====
  Assuming Dilution                       $0.53               $0.33               $1.55                 $0.93
                                          =====               =====               =====                 =====



The pro forma net income results for the nine months ended September 30, 2002 include a cumulative effect of accounting change of $3.9 million ($0.12 per share) related to the Company's change in revenue recognition policy (see Note
B) and an extraordinary loss of $0.4 million ($0.01 per share) related to Hobbs' debt extinguishment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE E--ACQUISITIONS-Continued

In addition, the Company entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement), dated as of July 1, 2002. The Amended Credit Agreement amends and restates an Amended and Restated Credit Agreement, dated as of April 6, 2001, and provides for a credit facility of up to an aggregate of $290.0 million. In particular, the Amended Credit Agreement maintains the availability to the Company of a revolving credit facility in the aggregate principal amount of $100.0 million and a term loan facility with an aggregate principal amount of $190.0 million. Pursuant to the Amended Credit Agreement, the increased term loan facility was made available to finance the cash payment in connection with the Hobbs acquisition and for working capital and general corporate purposes.

During the first nine months of 2002, the Company also acquired certain assets and liabilities of five other insurance agencies for approximately $10,961,000 ($9,639,000 in cash and $1,322,000 in other guaranteed future payments) in purchase accounting transactions. The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE F--SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2002 and 2001, the Company sold certain insurance accounts and other assets resulting in a loss of approximately $115,000 and a gain of $2,602,000, respectively, including a $94,000 gain and a $20,000 loss during the third quarters of 2002 and 2001, respectively. Revenues, expenses, assets and liabilities related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE G--NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                              2002                2001           2002               2001
                                                          -----------         -----------    -----------        -----------

Numerator for basic net income
  per share - net income                                  $17,248,901         $ 9,677,468    $48,879,112        $25,245,278
  Effect of dilutive securities:
    5.25% convertible debenture                               273,185             271,626        818,363            813,759
                                                          -----------         -----------    -----------        -----------
  Numerator for dilutive net income per
    share - net income available after
    assumed conversions                                   $17,522,086         $ 9,949,094    $49,697,475        $26,059,037
                                                          ===========         ===========    ===========        ===========

Denominator
  Weighted average shares                                  29,096,224          27,899,942     28,491,332         27,116,188
  Effect of guaranteed future shares to be
    issued in connection with an agency
    acquisition                                                28,030              89,208         30,935             62,650
                                                          -----------         -----------    -----------        -----------

  Denominator for basic net income per
   share                                                   29,124,254          27,989,150     28,522,267         27,178,838
  Effect of dilutive securities:
    Employee stock options                                  1,060,423             814,048      1,050,152            744,086
    Employee non-vested stock                                 133,067             118,838        149,978             98,214
    Contingent stock - acquisitions                            39,480              56,126         33,073             34,810
    5.25% convertible debenture                             2,813,186           2,813,186      2,813,186          2,813,186
                                                          -----------         -----------    -----------        -----------
  Dilutive potential common shares                          4,046,156           3,802,198      4,046,389          3,690,296
                                                          -----------         -----------    -----------        -----------
  Denominator for diluted net income per
    share - adjusted weighted average
    shares and assumed conversions                         33,170,410          31,791,348     32,568,656         30,869,134
                                                          ===========         ===========    ===========        ===========
Net Income Per Share:
  Basic                                                         $0.59               $0.35          $1.71              $0.93
                                                                =====               =====          =====              =====
  Assuming Dilution                                             $0.53               $0.31          $1.53              $0.84
                                                                =====               =====          =====              =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

September 30, 2002

(UNAUDITED)

NOTE H--SUBSEQUENT EVENT

In November 2002, pursuant to a Form S-3 registration statement filed with the Securities and Exchange Commission, the Company sold 1,150,000 shares of its Common Stock for net proceeds of approximately $41.2 million. The Company intends to use the proceeds to repay indebtedness, for acquisitions and for other general corporate purposes.

Concurrent with this sale, The Phoenix Companies, Inc., agreed to convert all of the Company's Convertible Subordinated Debentures that it held into 2,813,186 shares of the Company's Common Stock. These debentures were included in the September 30, 2002 balance sheet at $29.0 million, net of discount, with a 5.25% interest rate and maturity date of 2014. In connection with the conversion, the Company amended the voting and standstill agreement with The Phoenix Companies, Inc. and its subsidiaries.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 1, 2002 the Company acquired all of the issued and outstanding membership interest units of Hobbs Group, LLC ("Hobbs") other than those owned by Hobbs IRA Corp. ("HIRAC"), and all of the issued and outstanding capital stock of HIRAC pursuant to a Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC. The assets and liabilities of Hobbs have been revalued to their respective fair market values. Certain fair value estimates used in the determination of intangible assets are preliminary and are subject to refinement. The financial statements of the Company reflect the combined operations of the Company and Hobbs from the closing date of the acquisition.

Results of Operations:
----------------------

Three Months Ended September 30, 2002

Net income for the three months ended September 30, 2002 was $17.2 million, or $0.53 per share, compared with $9.7 million, or $0.31 per share for the comparable period last year. Excluding net non-recurring gains and adjusting amortization to a pro forma basis in 2001 as if the new accounting standards related to goodwill had been adopted as of January 1, 2001, net income was $17.2 million for the quarter, a 44.6% increase from $11.9 million last year. Net income per share on the same basis was $0.53, compared with $0.38 last year. See "Note C - Intangible Assets" of Notes to Consolidated Financial Statements.

Commissions and fees were $126.8 million, an increase of 46.9% from commissions and fees of $86.3 million during the comparable period of the prior year. Approximately $32.7 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $0.4 million from the sale of certain offices and accounts in 2002 and 2001. Excluding the effect of acquisitions and dispositions, commissions and fees increased 9.5%. This reflects new business production and continued industry-wide premium increases.

Expenses for the quarter increased $28.8 million or 40.8%. Compensation and benefits, other operating expenses and depreciation expense increased $22.4 million, $6.2 million and $0.3 million, respectively, primarily due to purchase acquisitions of insurance agencies and increased revenue production. Amortization of intangibles decreased approximately $1.6 million due primarily to the adoption of Statement 142 partially offset by new amortization for intangibles acquired in the Hobbs transaction. Interest expense increased by $1.4 million due to increased borrowings, primarily related to the Hobbs acquisition.

The Company's overall tax rate for the three months ended September 30, 2002 was 40.7% compared to 43.0% for the same period of the prior year. The decrease is primarily related to the non-amortization of goodwill resulting from the adoption of Statement 142.

Nine Months Ended September 30, 2002

For the nine months ended September 30, 2002, net income was $48.9 million, or $1.53 per share, compared to $25.2 million, or $0.84 per share last year. Excluding the effect of gains and the 2002 cumulative effect of an accounting change relating to revenue recognition and adjusting 2001 amortization to a pro forma basis, net income was $45.0 million, or $1.41 per share, up from $30.0 million or $1.00 per share a year ago.

Commissions and fees were $320.2 million, an increase of 34.8% from commissions and fees of $237.6 million during the comparable period of the prior year. Approximately $60.6 million of commissions were derived from purchase acquisitions of new insurance agencies. This increase was offset by decreases of approximately $1.8 million from the sale of certain offices and accounts in 2002 and 2001. Commissions and fees, excluding the effect of acquisitions and dispositions, increased 10.0%. This increase principally reflects new business production and a continued strong rate environment.

Investment income decreased $0.4 million, or 18.8%, primarily due to a lower interest rate environment. Other income decreased $1.5 million or 39.7% from the prior year primarily due to the net impact of nonrecurring gains from the sale of an agency in 2001, certain insurance accounts and other assets.

Expenses increased by $49.2 million or 24.7%. Increases include $43.0 million in compensation and benefits, $12.4 million in other operating expenses and $0.7 million in depreciation expense, primarily due to purchase acquisitions of new insurance agencies and increased revenue production. Amortization of intangibles decreased approximately $7.3 million due primarily to the adoption of Statement
142. Interest expense increased by $0.4 million due to increased bank borrowings related primarily to the Hobbs acquisition, offset somewhat, by declines in interest rates.

The Company's overall tax rate was 40.7% for the nine months ended September 30, 2002 compared to the rate of 43.0% for the nine months ended September 30, 2001. The decrease was primarily related to the non-amortization of goodwill resulting from adoption of Statement 142.

Other

For the three months ended September 30, 2002, net income as a percentage of revenues did not vary significantly from the three months ended June 30, 2002. Commission income was higher during the third quarter due to acquisitions during the quarter, primarily Hobbs.

The timing of contingent commissions, policy renewals, acquisitions and dispositions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2002 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2002.

Liquidity and Capital Resources:
--------------------------------

Net cash provided by operations totaled $74.9 million and $49.4 million for the nine months ended September 30, 2002 and 2001, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $4.4 million and $3.7 million for the nine months ended September 30, 2002 and 2001, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies utilized cash of $105.6 million and $38.8 million in the nine months ended September 30, 2002 and 2001, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company's Common Stock and deferred cash payments. Cash proceeds from the sale of accounts and other assets amounted to $1.5 million and $4.4 million in the nine months ended September 30, 2002 and 2001, respectively. The Company did not have any material capital expenditure commitments as of September 30, 2002.

Financing activities provided cash of $93.5 million and $11.4 million in the nine months ended September 30, 2002 and 2001, respectively. The Company has consistently made scheduled debt payments and annually increased its dividend rate. The Company is currently authorized to purchase 748,200 shares. The Company anticipates the continuance of its dividend policy. As of September 30, 2002, the Company had a bank credit agreement for $286.4 million under which loans are due in various amounts through 2007, including $152.4 million due in 2007, and 5.25% Convertible Subordinated Debentures with a $32.0 million face value due 2014. At September 30, 2002, there were loans of $186.4 million outstanding under the bank agreement, with $100.0 million available under the revolving portion of the facility for future borrowings.

During the quarter, the Company signed the Second Amended and Restated Credit Agreement (Amended Credit Agreement). The new agreement amends and restates an Amended and Restated Credit Agreement dated April 6, 2001. The new agreement provides a $190.0 million term loan facility ($30.0 million of which was retained from the previous credit agreement) under which borrowings are due in various amounts through 2007 including $152.4 million due 2007. The Amended Credit Agreement also maintains the availability to the Company of a revolving credit facility in the aggregate principal amount of $100.0 million. The proceeds were used in part, to fund the cash portion of the Hobbs Group, LLC acquisition.

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

In November 2002, pursuant to a Form S-3 registration statement filed with the Securities and Exchange Commission, the Company sold 1,150,000 shares of its Common Stock for net proceeds of approximately $41.2 million. The Company intends to use the proceeds to repay indebtedness, for acquisitions and for other general corporate purposes. Concurrent with this sale, The Phoenix
Companies, Inc., agreed to convert all of the Convertible Subordinated Debentures that it held into 2,813,186 shares of the Company's Common Stock. These debentures were included in the September 30, 2002 balance sheet at $29.0 million, net of discount, with a 5.25% interest rate and maturity date of 2014. In connection with the conversion, the Company amended the voting and standstill agreement with The Phoenix Companies, Inc. and its subsidiaries.

The Company had a current ratio (current assets to current liabilities) of 0.97 to 1.00 as of September 30, 2002. Shareholders' equity of $218.2 million at September 30, 2002, is improved from $142.8 million at December 31, 2001. The debt to equity ratio of 1.01 to 1.00 is increased from the ratio at December 31, 2001 of 0.80 to 1.00 due to increased borrowings offset, in part, by the issuance of Common Stock and increased net income.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company's short and long-term funding needs.

Business Acquisition
--------------------

On July 1, 2002 the Company acquired all of the issued and outstanding membership interest units of Hobbs other than those owned by HIRAC, and all of the issued and outstanding capital stock of HIRAC pursuant to a Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC. Hobbs, which is based in Atlanta, Georgia, is one of the nation's premier insurance brokers serving upper middle-market and top-tier clients and provides property and casualty insurance brokerage, risk management, and executive and employee benefits services. This acquisition allows the Company to expand its capabilities in the upper middle-market and top-tier businesses. In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an increased presence in executive benefits. Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

The amount the Company paid in connection with the acquisition consisted of approximately $116.5 million in cash, which included acquisition costs of $2.3 million and the Company's assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company's Common Stock valued at $31.6 million. In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs achieving certain financial performance goals within the next two years. The Company has further agreed to assume and satisfy certain existing earn-out and deferred compensation obligations of Hobbs from Hobbs' prior acquisitions estimated to approximate a net present value of $30 million. In addition, on July 1, 2002, the Company granted 625,000 stock options to key employees of Hobbs. The options have an exercise price equal to the fair market value at date of grant, expire in seven years and vest at a rate of 25% a year for four years.

Market Risk
-----------

The Company has certain investments and utilizes (on a limited basis) derivative financial instruments which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

New Accounting Standard
-----------------------

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), effective January 1, 2002, which, among other things, ends the practice of amortizing goodwill. Net income for the three months and nine months ended September 30, 2001 would have increased by $0.07 and $0.21 per share, respectively, on a pro forma basis, assuming adoption of Statement 142 as of January 1, 2001. The Company has tested goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company completed the first of the required impairment tests of goodwill as of January 1, 2002. No impairment charge resulted from this test.

Change in Accounting Principle
------------------------------

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. Prior to 2002, this revenue was recognized when received. Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business. This is the predominant practice followed in the industry. Management believes that this new methodology is preferable and that it better matches the income with the related expenses. For the three months ended September 30, 2002, the effect of this change to net income was less than $5,000. For the nine months ended September 30, 2002, the effect of this change was to increase net income by $5.5 million ($0.17 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million. No prior period pro forma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

Forward-Looking Statements
--------------------------

The Company cautions readers that the foregoing discussion and analysis includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management's current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well asother factors that may generally affect the Company's business, financial condition or operating results. Reference is made to the discussion of "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth under the caption "Market Risk" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

         Within 90 days of the filing of this report on Form 10-Q, the Company's management, including the chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of that evaluation date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

               Exhibit No.                    Document
               -----------                    --------

                  10.1 Amended and Restated Voting and Standstill Agreement, dated November 7, 2002, by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc.

                  99.1 Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               Exhibit No.                    Document
               -----------                    --------

                  99.2 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

 b) Reports on Form 8-K

    Information required by this item was previously reported in the Company's Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Hilb, Rogal and Hamilton Company
                                        --------------------------------
                                                  (Registrant)


Date     November 13, 2002              By: /s/Andrew L. Rogal
         ---------------------------        -----------------------------------
                                            Chairman and Chief Executive
                                            Officer
                                            (Principal Executive Officer)



Date     November 13, 2002              By: /s/Carolyn Jones
         ---------------------------        -----------------------------------
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)



Date     November 13, 2002              By: /s/Robert W. Blanton, Jr.
         ---------------------------        -----------------------------------
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Andrew L. Rogal, Chief Executive Officer of Hilb, Rogal and Hamilton Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hilb, Rogal and Hamilton Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management  or  other  employees  who  have a  significant  role in the
         registrant's   internal   controls;   and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 13, 2002            /s/Andrew L. Rogal
              ------------------   --------------------------------------------
                                               Andrew L. Rogal
                                               Chief Executive Officer

I, Carolyn Jones, Senior Vice President, Chief Financial Officer and Treasurer of Hilb, Rogal and Hamilton Company, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hilb, Rogal and Hamilton Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 13, 2002           /s/Carolyn Jones
              ------------------   --------------------------------------------
                                              Carolyn Jones
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer

                        HILB, ROGAL AND HAMILTON COMPANY


                                  EXHIBIT INDEX


               Exhibit No.                  Document
               -----------                  --------

                  10.1 Amended and Restated Voting and Standstill Agreement, dated November 7, 2002, by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc.

                  99.1 Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                  99.2 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350