Form 10-K
period 2002-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 2003-03-28
CIK 814898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

COMMISSION FILE NO. 0-15981

HILB, ROGAL AND HAMILTON COMPANY

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 4951 Lake Brook Drive, Suite 500 Glen Allen, Virginia (Address of principal executive offices)	54-1194795 (I.R.S. Employer Identification No.) 23060 (Zip Code)

(804) 747-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class Common Stock, no par value	Name of Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X       No _____

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,039,821,289 as of June 28, 2002

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at March 3, 2003 33,849,203

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.

BUSINESS

The Company

Hilb, Rogal and Hamilton Company (the Company), serves as an intermediary between its clients and insurance companies that underwrite client risks.  Through its network of over 100 offices in 25 states, the Company assists clients in managing their risks in areas such as property and casualty, executive and employee benefits and other areas of specialized exposure.

The Company’s client base ranges from personal to large national accounts and is primarily comprised of middle-market and top-tier commercial and industrial accounts. Middle-market businesses are generally businesses that do not have internal risk management departments and outsource that function to an intermediary.  Top-tier businesses, which may have risk management departments, typically generate annual commissions and fees in excess of $50,000.

Insurance commissions accounted for approximately 89% of the Company’s total revenues in 2002.  The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 9% of revenues in 2002.

On July 1, 2002, the Company completed our acquisition of Hobbs Group, L.L.C. (Hobbs).  Hobbs is one of the nation’s premier insurance brokers serving top-tier clients.  Hobbs provides property and casualty insurance brokerage, risk management and executive and employee benefits services and generated revenues of $95.2 million in 2001 through 27 offices in the United States.  The acquisition of Hobbs expands our capabilities in the top-tier market, which is central to our strategic plan, and adds risk management expertise and specialty lines of business that will benefit our existing clients.

The Company has historically grown principally through acquisitions of independent agencies with significant local market shares in small to medium-size metropolitan areas.  Since 1984, the Company has acquired over 200 independent intermediaries. Since 1997, the Company's acquisition program has been focused on independent intermediaries that fit into our current operating models and strategic plans and targets entities that strengthen its regions and middle-market position or add to its specialty lines of business and increase its range of services.  The Company's offices are staffed by local professionals with the centralization of certain administrative functions to allow its staff to focus on business production and retention. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relations.

The Company's offices act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients.  Offices and regions are staffed to handle the broad variety of insurance needs of their clients.  Additionally, certain offices and regions have developed special expertise in areas such as professional liability, equipment maintenance and construction, and this expertise is made available to clients throughout the regions and Company.

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers.  This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

While the Company's offices have historically been largely decentralized with respect to client solicitation, account maintenance, underwriting decisions, selection of insurance carriers and areas of insurance specialization, the Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters.  Accounting records and systems are maintained at each office, but the Company requires each office to comply with standardized financial reporting and control requirements.  Through its internal auditing department, Company personnel periodically visit each office and monitor compliance with internal accounting controls and procedures.

As part of its strategic plan, the Company has created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The five U.S. regions are the Mid-Atlantic (Ohio, Pennsylvania, Maryland, North Carolina and Virginia); Northeast (Connecticut, Massachusetts, Maine, New Hampshire, New York and New Jersey); Southeast (Alabama, Georgia and Florida); Central (Oklahoma, Texas, Kansas, Michigan and Illinois) and West (Arizona, California, Colorado, Oregon and Wyoming). By regionally managing and coordinating complementary resources, the Company has enabled each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis.  Additionally, operations were streamlined by merging multiple locations in the same city into a single profit cen ter and converting smaller locations into sales offices of a larger profit center in the same region.  In addition, Hobbs will generally operate outside the Company’s regional structure as the Company integrates Hobbs into its operations over the next two years.

The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the offices place their clients’ insurance.  The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds.  In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee and executive benefits insurance.  Accordingly, no breakdown by industry segments has been made.  The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative service.  Within its range of services, the Compan y also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

Insurance agents’ commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry.  Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client.  In some cases, the Company is compensated by a fee paid directly by the client.  The Company may also receive contingent commissions which are based on the profit an insurance company makes on the overall volume of business placed with it by the Company.  Contingent commissions are generally received in the first and second quarters of each year and, accordingly, may cause earnings for those quarters to vary from other quarterly results.

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion of those risks, and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2002, the largest single client accounted for approximately 0.5% of the Company’s total revenues.

Operating History and Acquisition Program

The Company was formed in 1982 to acquire and continue an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies.  Since 1984, over 200 independent agencies have been acquired.  The purchase price of an agency is typically paid in cash, common stock and/or deferred payments of cash or common stock.

The Company has substantial experience in acquiring insurance agencies.  Generally, each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential and location.  For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth.  As a condition to completing an acquisition, the Company requires that the principals be subject to restrictive covenants.  Once the acquisition is consummated, the Company takes steps to introduce its procedures and to integrate the agency’s systems and employees into the Company.

Competition

The Company participates in a very competitive industry.  Competition is primarily based on price, service, relationships and expertise.  The Company is a leading independent insurance intermediary serving a wide variety of clients through its network of wholly-owned subsidiaries which operate over 100 offices located in 25 states.  Many of the Company’s competitors are larger and have greater resources than the Company and operate on an international scale.

In some of the offices’ cities, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of who may be larger than the Company’s local office.

The Company is also in competition with certain insurance companies which write insurance directly for their customers, and the banking industry, as well as self-insurance and other employer sponsored programs.

Employees

As of December 31, 2002, the Company had approximately 3,100 employees.  No employees are currently represented by a union.  The Company believes its relations with its employees are good.

Regulation

In every state in which the Company does business, the applicable office or an employee is required to be licensed or to have received regulatory approval by the state insurance department in order for the Company to conduct business.  In addition to licensing requirements applicable to the Company, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

The Company’s operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates.  Licensing laws and regulations vary from jurisdiction to jurisdiction.  In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with general discretion as to the grant, renewal and revocation of licenses and approvals.

Available Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on or through the Company’s Internet site as soon as reasonably practicable after it files such material with, or furnishes it to, the SEC.  The Company’s Internet address is http://www.hrh.com.

ITEM 2.

PROPERTIES

Except as mentioned below, the Company leases its Headquarters’ office in Richmond, Virginia and its Agencies’ offices in various states.  Information on the Company’s lease commitments is provided in “Note H-Leases” of the Notes to Consolidated Financial Statements which is submitted in a separate section of this report.

At December 31, 2002, the Company owned a building in Auburn, Maine.

ITEM 3.

LEGAL PROCEEDINGS

The Company and its offices have no material pending legal proceedings other than ordinary, routine litigation incidental to the business, to which it or a subsidiary is a party.  With respect to the routine litigation, upon the advice of counsel, management believes that none of these proceedings, either individually or in the aggregate, if determined adversely to the Company, would have a material effect on the financial position or results of operations of the Company or its ability to carry on its business as currently conducted.

ITEM 4.

SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant are as follows:

Andrew L. Rogal, 54, has been Chairman of the Company since 2000 and Chief Executive Officer since 1997.  He was President of the Company from 1995 until 1999 and was Chief Operating Officer of the Company from 1995 to 1997.  He has been a director of the Company since 1989.

Martin L. Vaughan, III, 56, has been President of the Company since 2000.  He has been Chief Operating Officer and a director of the Company since 1999.  Prior thereto, he was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

Timothy J. Korman, 50, has been Executive Vice President, Finance and Administration since 1997 and has been a director of the Company since 1999.  He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1995 to 1997.  He is a first cousin of Robert S. Ukrop, a director of the Company.

Thomas A. Golub, 45, has been Executive Vice President since July 2002.  He has also been President and Chief Executive Officer of Hobbs Group, LLC , a subsidiary of the Company, since 1994.  He has been a director of the Company since 2002.

Carolyn Jones, 47, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

John P. McGrath, 45, has been Senior Vice President – Business and Product Development since 1999 and was Vice President of the Company from 1998 to 1999.  He has been Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company since 1998.  He was Director of the Mid-Atlantic Region from 1995 to 2000 and President and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. from 1993 to 1998.

Walter L. Smith, 45, has been Senior Vice President of the Company since 2001.  He has been General Counsel of the Company since 1991 and Secretary of the Company since 1998.  He was Vice President from 1991 to 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

Vincent P. Howley, 54, has been Vice President, Agency Financial Operations since 1997.  He was Vice President-Audit of the Company from 1993 to 1997.

William L. Chaufty, 50, has been Vice President of the Company since 1998.  He has been Director of the Central Region since 1997 and was President of Hilb, Rogal and Hamilton Company of Oklahoma, a subsidiary of the Company, from 1989 to 2000.

Michael A. Janes, 43, has been Vice President of the Company since 1998.  He has been Director of the West Region since 1997 and Chairman of Hilb, Rogal and Hamilton Company of Arizona, a subsidiary of the Company, since 1998.  He was President of this subsidiary from 1993 to 1998.

Robert B. Lockhart, 52, has been Vice President of the Company since 1999.  He has been Director of the Northeast Region since 1999.  He was President of American Phoenix Corporation of Connecticut from 1996 to 1999.

Benjamin A. Tyler, 54, has been Vice President of the Company since 1999.  He has been Director of the Southeast Region since 2001.  He was Director of the Florida Region from 1999 to 2001.  He was President of American Phoenix Corporation of Maryland from 1997 until 1999.  From 1994 until 1997, he was Senior Vice President of Marsh & McLennan, Baltimore/Washington.

Steven C. Deal, 49, has been Vice President of the Company since 1998.  He has been Director of the Mid-Atlantic Region since 2000.  He was National Director of Select Commercial Operations from 1997 until 2000 and National Director of Personal Lines from 1998 until 2000.  He has also been Chairman of Hilb, Rogal and Hamilton Company of Virginia, a subsidiary of the Company, since 1997.  He was President of this subsidiary from 1990 to 1997.

Karl E. Manke, 56, has been Vice President of the Company since 1999.  Prior thereto, he was Vice President, Sales and Marketing for American Phoenix Corporation from 1993 to 1999.

Henry C. Kramer, 58, has been Vice President, Human Resources since 1997.  Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

Robert W. Blanton, Jr., 38, has been Vice President and Controller of the Company since 1998.  He was Assistant Vice President and Controller from 1997 to 1998 and was Assistant Vice President of the Company from 1993 to 1997.

William C. Widhelm, 34, has been Vice President, Internal Audit since 2001.  He was Assistant Vice President, Internal Audit from 1999 to 2001.  He joined the Company in 1994 and has held various positions in the auditing department.

A. Brent King, 34, has been Vice President and Associate General Counsel of the Company since 2001.  Prior thereto, he was an attorney at Williams Mullen from 1994 to 2001.

All officers serve at the discretion of the Board of Directors.  Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 6, 2003, or until their successors are elected.  There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company’s Common Stock has been publicly traded since July 15, 1987.  It is traded on the New York Stock Exchange under the symbol “HRH.”  As of December 31, 2002, there were 486 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2002
March 31	$38.70	$26.65	$.0875
June 30	46.15	30.37	.0900
September 30	45.70	33.80	.0900
December 31	44.83	35.88	.0900
2001
March 31	$20.44	$16.88	$.0850
June 30	22.08	17.20	.0875
September 30	24.08	20.55	.0875
December 31	31.38	22.45	.0875

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

The Company’s current credit facility limits the payment of cash dividends and other distributions on the Common Stock of the Company.  The Company may not make dividend payments or other distributions exceeding $20,000,000 each year through the due date of the loan agreement (June 30, 2007.)

ITEM 6.

SELECTED FINANCIAL DATA

Information provided in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

Year ended December 31	2002	2001	2000	1999	1998
(In thousands, except per share amounts)

Statement of Consolidated Income Data (1):
Commissions and fees (3)	$446,673	$323,078	$256,366	$219,293	$170,203
Investment income	2,439	2,585	2,626	2,046	1,579
Other	3,402	1,896	1,283	981	944
Non-operating gains	212	2,708	1,844	4,906	2,638
Total revenues	452,726	330,267	262,119	227,226	175,364

Compensation and employee benefits	245,405	182,397	146,442	125,577	98,478
Other operating expenses	80,308	62,095	50,165	44,999	37,696
Depreciation expense	7,771	6,116	5,357	4,501	3,590
Amortization of intangibles (2)	5,320	13,868	12,239	10,690	7,919
Interest expense	10,665	9,061	8,179	6,490	2,317
Integration costs	---	---	---	1,900	---
Total expenses	349,469	273,537	222,382	194,157	150,000

Income before income taxes and cumulative effect of accounting change	103,257	56,730	39,737	33,069	25,364

Income taxes	42,082	24,381	17,610	13,583	10,419

Income before cumulative effect of accounting change	61,175	32,349	22,127	19,486	14,945

Cumulative effect of accounting change, net of tax (3, 4)	3,944	---	(325)	---	---

Net income (2)	$65,119	$32,349	$21,802	$19,486	$14,945

Net Income Per Share - Basic:
Income before cumulative effect of accounting change	$2.09	$1.18	$0.84	$0.76	$0.60
Cumulative effect of accounting change, net of tax (3, 4)	0.14	---	(0.01)	---	---
Net income	$2.23	$1.18	$0.83	$0.76	$0.60

Net Income Per Share - Assuming Dilution:
Income before cumulative effect of accounting change	$1.89	$1.07	$0.78	$0.72	$0.59
Cumulative effect of accounting change, net of tax (3, 4)	0.12	---	(0.01)	---	---
Net income	$2.01	$1.07	$0.77	$0.72	$0.59

Weighted Average Number of Shares Outstanding:
Basic	29,240	27,411	26,224	25,752	24,994
Assuming Dilution	32,876	31,160	29,784	28,014	25,418

Dividends paid per share	$0.3575	$0.3475	$0.3375	$0.3275	$0.3175

Consolidated Balance Sheet Data:
Intangible assets, net	$441,973	$266,083	$196,658	$184,048	$87,471
Total assets	833,024	494,076	353,371	317,981	188,066
Long-term debt, less current portion	177,151	114,443	103,114	111,826	43,658
Other long-term liabilities	21,180	11,786	11,034	10,672	10,192
Total shareholders' equity	310,648	142,802	88,222	71,176	45,710

(1) See Note L of Notes to Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information. In addition, during the years ended December 31, 1999 and 1998, the Company consummated three and six purchase acquisitions, respectively, including the acquisition of American Phoenix Corporation in May 1999.

(2) Adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," required the Company to cease goodwill amortization as of January 1, 2002. For the years ended December 31, 2001, 2000, 1999 and 1998, goodwill amortization, net of tax, was $8.4 million, $6.7 million, $5.4 million and $3.2 million, respectively.

(3) Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business. See Note B of Notes to Consolidated Financial Statements for information.

(4) Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, required the Company to establish a reserve for policy cancellations.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The income of an insurance agency operation such as the Company is principally derived from commissions earned, which are generally percentages of premiums placed with insurance underwriters.   Premium pricing within the insurance underwriting industry has been cyclical and has displayed a high degree of volatility based on prevailing economic and competitive conditions.  Increases and decreases in premium rates result directly in revenue changes to the Company.  From 1987 until 1999, the property and casualty insurance industry had been in a “soft market;” however, beginning in 2000, the industry has experienced firming of commercial premium rates.  The Company’s revenues have increased due to acquisitions – primarily the addition of Hobbs, Group, LLC (Hobbs) on July 1, 2002 –, firming premium rates and new business programs offset in part by continued culling or selling of low margin or nonstrategic business.  Management cannot predict the timing or extent of premium pricing changes due to market conditions or their effects on the Company’s operations in the future.

On July 1, 2002, the Company acquired all of the issued and outstanding membership interest units of Hobbs other than those owned by Hobbs IRA Corp. (HIRAC), and all of the issued and outstanding capital stock of HIRAC, pursuant to a Purchase Agreement dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC.  The assets and liabilities of Hobbs have been revalued to their respective fair market values.  The financial statements of the Company reflect the combined operations of the Company and Hobbs from the closing date of the acquisition.

Results of Operations

For 2002, net income was $65.1 million, or $2.01 per share, compared to $32.3 million, or $1.07 per share, last year.  Excluding the effects of non-operating gains and the 2002 cumulative effect of an accounting change relating to revenue recognition and adjusting 2001 to eliminate goodwill amortization, net income was $61.0 million, or $1.89 per share, up from $39.2 million, or $1.29 per share, a year ago, an increase of 55.8%.  Non-operating gains, net of tax, were $0.1 million and $1.6 million for 2002 and 2001, respectively.  The 2001 adjustment relating to goodwill amortization was $8.4 million, net of tax.

The Company adopted Financial Accounting Standards Board Statement No. 142 (Statement 142) relating to goodwill and other intangible assets effective January 1, 2002 which, among other things, ended the practice of amortizing goodwill.  Net income for the year ended December 31, 2001, would have increased by $0.27 per share, assuming adoption of Statement 142 as of January 1, 2001.  Also, effective January 1, 2002, the Company changed to an accrual basis from a cash basis for commissions on premiums billed and collected directly by insurance companies for middle-market property and casualty business. The cumulative effect of the accounting change was a one-time addition to net income of $3.9 million, or $0.12 per share.

For 2001, net income increased 48.4% to $32.3 million, or $1.07 per share, compared to $21.8 million, or $0.77 per share, for 2000.  Excluding non-operating gains and the 2000 cumulative effect of an accounting change, net income increased 42.6% to $30.8 million, or $1.02 per share, compared with $21.6 million, or $0.76 per share, in 2000.  The cumulative effect of the accounting change was a non-cash charge to first quarter 2000 net income to record a reserve for the cancellation of customer insurance policies in accordance with Staff Accounting Bulletin 101.  Non-operating gains, net of tax, were $1.6 million and $0.6 million in 2001 and 2000, respectively.

Commissions and fees for 2002 were $446.7 million, an increase of 38.3% from commissions and fees of $323.1 million during the prior year.  Approximately $97.2 million of commissions were derived from new insurance agencies and accounts purchased in 2002 and 2001.  This increase was offset by decreases of approximately $2.1 million from the sale of certain offices and accounts in 2002 and 2001.  Commissions and fees, excluding the effect of acquisitions and dispositions, increased 8.8%.  This increase principally reflects new business production and a continued strong rate environment slightly offset by continued culling pursuant to the Company’s focus on writing and renewing profitable business.

Commissions and fees for 2001 were $323.1 million, or 26.0% higher than 2000.  Approximately $57.7 million of commissions and fees were derived from new insurance agencies and accounts purchased in 2001 and 2000.  These increases were partially offset by decreases of $5.3 million from the sale of certain offices and accounts in 2001 and 2000.  Excluding the effects of acquisitions and dispositions, commissions and fees increased 5.6%.  This increase relates primarily to a combination of new business production and firming premium pricing levels partially offset by continued culling pursuant to the Company’s focus on writing and renewing profitable business.

Total operating expenses for 2002 were $349.5 million, an increase of $75.9 million, or 27.8% from 2001.  For 2001, total operating expenses were $273.5 million, an increase of $51.2 million, or 23.0% from 2000.

Compensation and employee benefits costs for 2002 were $245.4 million, an increase of $63.0 million, or 34.5% from 2001.  Increases include approximately $48.9 million related to 2002 and 2001 purchase acquisitions and increases in revenue production and performance-based compensation agreements partially offset by decreases of $1.0 million related to offices and accounts sold.  Compensation and employee benefits costs for 2001 were $182.4 million, an increase of $36.0 million, or 24.6% from 2000.  Increases include approximately $31.8 million related to 2001 and 2000 purchase acquisitions and increases in revenue production and performance-based compensation agreements offset in part by decreases of $2.9 million related to offices and accounts sold.

Other operating expenses and depreciation expense for 2002 were $80.3 million and $7.8 million, respectively, or 29.3% and 27.1% higher than 2001.  Increases relate primarily to purchase acquisitions in 2002 and 2001, higher insurance costs and costs associated with revenue growth.

Other operating expenses and depreciation expense for 2001 were $62.1 million and $6.1 million, respectively, or 23.8% and 14.2% higher than 2000.  Increases relate primarily to purchase acquisitions in 2001 and 2000 and costs associated with revenue growth offset in part by the sale of certain offices.

Amortization expense reflects the amortization of intangible assets acquired in the purchase of insurance agencies.  Amortization expense decreased by $8.5 million, or 61.6%, in 2002 due primarily to the Company’s adoption of Statement 142’s provision to cease goodwill amortization.  This effect was partially offset by amortization related to intangible assets acquired in 2002 acquisitions, primarily Hobbs.  Amortization expense increased by $1.6 million, or 13.3%, in 2001, which is attributable to purchase acquisitions consummated during 2001 and 2000, offset in part by decreases related to the sale of certain offices and amounts which became fully amortized in those years.

Interest expense increased by $1.6 million, or 17.7%, in 2002, and by $0.9 million, or 10.8%, in 2001.  These increases were due to additional bank borrowings related to acquisitions, offset somewhat by decreased interest rates.  Our primary bank borrowing in 2002 related to the Hobbs acquisition.

The effective tax rate for the Company was 40.8%, 43.0% and 44.3% in 2002, 2001 and 2000, respectively.  An analysis of the effective income tax rate is presented in “Note G -- Income Taxes” of Notes to Consolidated Financial Statements.

Over the last three years, inflationary pressure has been relatively modest and did not have a significant effect on the Company’s operations.

Liquidity and Capital Resources

Net cash provided by operations totaled $73.4 million, $62.1 million and $47.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures.  Cash expenditures for the acquisition of property and equipment were $6.6 million,  $5.6 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The timing and extent of the purchase of investments is dependent upon cash needs and yields on alternate investments and cash equivalents.  Cash outlays related to the purchase of insurance agencies amounted to $107.0 million, $34.9 million and $21.8 million in the years ended December 31, 2002, 2001 and 2000, respectively.  Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings.  In addition, a portion of the purchase price of such acquisitions may be paid through Common Stock and/or deferred cash and Common Stock payments, see “Note L -- Acquisitions” of Notes to Consolidated Financial Statements.  Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $2.7 million, $4.8 million and $9.0 million in the years ended December 31, 2002, 2001 and 2000, respectively.  The Company did not have any material capital expenditure commitments as of December 31, 2002.

Financing activities provided (utilized) cash of $118.1 million, ($4.0) million and ($19.9) million for the years ended December 31, 2002, 2001 and 2000, respectively, as the Company borrowed funds to finance acquisitions, raised additional equity capital, made scheduled debt payments and annually increased its dividend rate.  In addition, during 2001 and 2000, the Company repurchased, on the open market, 10,000 and 255,400 shares, respectively, of its Common Stock under a stock repurchase program.  The Company is currently authorized to purchase up to $20.0 million of its Common Stock.

On July 1, 2002, the Company signed the Second Amended and Restated Credit Agreement (Amended Credit Agreement).  The new agreement provides a $190.0 million term loan facility ($30.0 million of which was retained from the previous credit agreement) under which borrowings are due in various amounts through 2007, including $149.6 million due in 2007. The Amended Credit Agreement also continues the availability to the Company of a revolving credit facility in the aggregate principal amount of $100.0 million. The proceeds were used in part to fund the cash portion of the Hobbs acquisition.  At December 31, 2002, there were term loans of $173.4 million outstanding under the Amended Credit Agreement with $100.0 million available under the revolving portion of the facility for future borrowings.

The Amended Credit Agreement contains certain covenants that restrict, or may have the effect of restricting, the payment of dividends or distributions, and the purchase or redemption by the Company of its capital stock.  Management does not believe that the restrictions contained in the Amended Credit Agreement will, in the foreseeable future, adversely affect the Company’s ability to pay cash dividends at the current dividend rate.

In November 2002, the Company sold 1,150,000 shares of its Common Stock for net proceeds of approximately $40.9 million.  The Company intends to use the proceeds to repay indebtedness, for acquisitions and for other general corporate purposes.  Concurrent with this sale, The Phoenix Companies, Inc., converted all of the Convertible Subordinated Debentures that it held into 2,813,186 shares of the Company’s Common Stock.  In connection with the conversion, the Company amended the voting and standstill agreement with The Phoenix Companies, Inc. and its subsidiaries.

The Company had a current ratio (current assets to current liabilities) of 1.10 to 1.00 as of December 31, 2002.  Shareholders’ equity of $310.6 million at December 31, 2002, increased from $142.8 million at December 31, 2001, and the debt to equity ratio of 0.57 to 1.00 at December 31, 2002 decreased from the prior year-end ratio of 0.80 to 1.00 due to net income and the issuance of Common Stock, including the income tax benefit from the exercise of stock options, offset in part by dividends and an increase in debt related to acquisitions.

The Company has the following future payments related to contractual obligations as of December 31, 2002:

Payments due by Period

(in millions) Contractual Obligations	Total	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	After 4 years
Long-term debt	$182.9	$17.5	$11.8	$ 2.4	$ 1.6	$149.6
Operating leases	76.7	19.5	16.1	13.9	10.4	16.8
Other long-term liabilities	9.0	2.4	1.5	0.8	0.7	3.6
Total obligations	$268.6	$39.4	$29.4	$17.1	$12.7	$170.0

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Business Acquisition

On July 1, 2002, the Company acquired all of the issued and outstanding membership interest units of Hobbs other than those owned by HIRAC, and all of the issued and outstanding capital stock of HIRAC, pursuant to a Purchase Agreement dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC.  Hobbs, which is based in Atlanta, Georgia, is one of the nation’s premier insurance brokers serving top-tier clients and provides property and casualty insurance brokerage, risk management, and executive and employee benefits services. This acquisition allows the Company to expand its capabilities in the top-tier market.  In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an increased presence in executive benefits. Hobb Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

The amount the Company paid in connection with the acquisition consisted of approximately $116.5 million in cash, which included acquisition costs of $2.3 million and the Company’s assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company’s Common Stock valued at $31.6 million.  In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs achieving certain financial performance goals within the next two years.  The Company has further agreed to assume and satisfy certain existing earn-out and deferred compensation obligations of Hobbs from Hobbs’ prior acquisitions estimated to approximate a net present value of $30 million.  The contingent payments and assumed existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

Market Risk

The Company has certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see “Note A – Significant Accounting Policies” of Notes to Consolidated Financial Statements) the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Company is engaged in insurance agency and brokerage activities and derives revenues primarily from commissions on the sale of insurance products to clients that are paid by the insurance underwriters with whom our subsidiary agencies place their clients' insurance.  Generally, commission income, as well as the related premiums receivable from customers and premiums payable to insurance companies, is recognized as of the effective date of insurance coverage or billing date, whichever is later, net of an allowance for estimated policy cancellations.  Contingent commissions and miscellaneous commissions are recorded as revenue when received. Service fees are recognized when the services are rendered.

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business.  Prior to 2002, this revenue was recognized when received.  Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business.  Commissions on premiums billed and collected directly by insurance carriers on non-middle-market property and casualty and employee benefits business are recorded as revenue when received.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company monitors its allowance utilizing accounts receivable aging data as the basis to support the estimate.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.  In addition, the Company has the ability to cancel coverage for customers who have not made required payments.

Intangible Assets

The Company has acquired significant intangible assets in business acquisitions.  The determination of estimated useful lives and whether the assets are impaired requires significant judgment and affects the amount of future amortization and possible impairment charges.  The Company tests goodwill for impairment in accordance with Statement 142.  In addition, intangible assets subject to amortization are periodically reviewed to determine that no conditions exist indicating a possible impairment.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141), and Statement 142.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after

June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Under Statement 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives.  In accordance with Statement 142, the Company did not record amortization in 2001 for goodwill related to acquisitions consummated on or subsequent to July 1, 2001.  In addition, the Company performed the required goodwill impairment tests in 2002.  No impairment charge resulted from these tests.  A reconciliation of net income adjusted as if Statement 142 had been adopted at January 1, 2000, is presented in “Note K – Intangible Assets” of Notes to Consolidated Financial Statements.

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133).  Statement 133 requires the Company to recognize all derivatives in the balance sheet at fair value.  At adoption, the Company had two interest rate swaps, designated as cash flow hedges, used to modify interest characteristics for a portion of its credit facility.  At adoption, the interest rate swaps were recorded at fair value resulting in a cumulative effect accounting change that had no impact on net income and on an after-tax basis decreased accumulated other comprehensive income by $0.5 million.

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, the Company changed its method of accounting for cancellation of customer insurance policies to record a reserve for such cancellations.  The cumulative effect of the change on prior years resulted in a charge to income of $0.3 million (net of income taxes of $0.2 million), for the year ended December 31, 2000.  The Company periodically reviews the adequacy of the allowance and adjusts it as necessary.  Based on the analysis, the allowance as of December 31, 2002 and 2001 was $1.2 million and $0.8 million, respectively.  For the year ended December 31, 2002, the net increase in the cancellation reserve was comprised of $0.2 million in new reserves related to acquisitions and $0.2 million from higher revenue levels.

Change in Accounting Principle

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business.  Prior to 2002, this revenue was recognized when received.  Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business.  This is the predominant practice followed in the industry.  Management believes that this new methodology is preferable and that it better matches the income with the related expenses.  For the year ended December 31, 2002, the effect of this change was to increase net income by $5.1 million ($0.15 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million.  No prior period pro for ma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

Forward-Looking Statements

When used in the Company’s annual report, in Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control.  Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate.  Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons.  Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following:  the Company's commission revenues are highly dependent on premium rates charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters; carrier override and contingent commissions are less predictable than in the past, and any decreases in the Company’s collection of them may have an impact on our operating results; the Company’s continued growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues if the volume of insurance business brought about by favorable economic conditions is offset by premium rates that have declined in response to increased competitive conditions; if the Company is unable to respond in a timely and cost effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; and quarterly and annual variations in the Company’s commissions that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with transactions using certain investments and derivative financial instruments are not material.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for certain information regarding executive officers included in Part I, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION

Except for certain information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Performance Graph,” the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14.

CONTROLS AND PROCEDURES

Within 90 days of the filing of this report on Form 10-K, the Company’s management, including the chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of that evaluation date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

  8-K

(a)

(1) and (2).  The response to this portion of Item 15 is submitted as a separate section of this report.

(a)

(3)    2002 Exhibits

Exhibit No.	Document
2.1

Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, LLC (Hobbs), the members of Hobbs (other than Hobbs IRA Corp. (HIRAC)) and the shareholders of HIRAC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 33-56488, effective March 1, 1993)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)
10.1

Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 1999, File No. 0-15981)

10.2

Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 2, 2000)

10.3	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

Exhibit No.	Document
10.4

Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.5

Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

10.6

Form of Change of Control Employment Agreement for the following executive officers:  Andrew L. Rogal, Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert W. Blanton, Jr., A. Brent King and William C. Widhelm (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.7

Form of Change of Control Employment Agreement for the following executive officers:  John P. McGrath, William C. Chaufty, Steven C. Deal, Michael A. Janes, Robert B. Lockhart, Benjamin A. Tyler, Karl E. Manke and Richard F. Galardini (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.8

Form of Hilb, Rogal and Hamilton Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.9

Form of Hilb, Rogal and Hamilton Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

Exhibit No.	Document
10.10

Form of Split-Dollar Agreement for the following executive officers:  Andrew L. Rogal, Timothy J. Korman and John P. McGrath (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.11

Form of Split-Dollar Agreement for the following named executive officers:  Martin L. Vaughan, III and Steven C. Deal (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.12

Second Amended and Restated Credit Agreement dated July 1, 2002 among the Company, as Borrower; the lenders named therein; Wachovia Bank, National Association (formerly known as First Union National Bank), as administrative agent; PNC Bank, National Association, as documentation agent; and Bank of America Securities, LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)

10.13

Amended and restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)

10.14

Senior Executive Employment Agreement of Andrew L. Rogal dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Andrew L. Rogal (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.15

Senior Executive Employment Agreement of Martin L. Vaughan, III dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

Exhibit No.	Document
10.16

Senior Executive Employment Agreement of John P. McGrath dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and John P. McGrath (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.17

Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.18	Senior Executive Employment Agreement with Thomas A. Golub entered into May 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)
10.19	Employment Agreement of Steven C. Deal*
10.20

Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 14, 2003, File No. 333-103262)

10.21

Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)

10.22

Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

Exhibit No.	Document
10.23

Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.24	Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted*
10.25	Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted*
10.26

Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.27

Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)

10.28

Registration Rights Agreement dated as of May 3, 1999 by and between the Company, PM Holdings, Inc., and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 1999, File No. 0-15981)

10.29	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003*
18.1

Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

Exhibit No.	Document
21	Subsidiaries of Hilb, Rogal and Hamilton Company*
23	Consent of Ernst & Young LLP*
99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*  Filed Herewith

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

(c)

Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(d)

Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

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

March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew L. Rogal Andrew L. Rogal	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ Carolyn Jones Carolyn Jones	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2003
/s/ Robert W. Blanton, Jr. Robert W. Blanton, Jr.	Vice President and Controller (Principal Accounting Officer)	March 28, 2003
/s/ Robert H. Hilb Robert H. Hilb	Chairman Emeritus and Director	March 28, 2003
/s/ Martin L. Vaughan, III Martin L. Vaughan, III	President, Chief Operating Officer and Director	March 28, 2003
/s/ Timothy J.Korman Timothy J. Korman	Executive Vice President, Finance and Administration and Director	March 28, 2003
/s/ Thomas A. Golub Thomas A. Golub	Executive Vice President and Director	March 28, 2003

Signature	Title	Date
/s/ Robert S. Ukrop Robert S. Ukrop	Director	March 28, 2003
/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	March 28, 2003
/s/ J. S. M. French J. S. M. French	Director	March 28, 2003
/s/ Norwood H. Davis, Jr. Norwood H. Davis, Jr.	Director	March 28, 2003
/s/ Theodore L. Chandler, Jr. Theodore L. Chandler, Jr.	Director	March 28, 2003
/s/ Anthony F. Markel Anthony F. Markel	Director	March 28, 2003
/s/ Robert W. Fiondella Robert W. Fiondella	Director	March 28, 2003
/s/ Julious P. Smith, Jr. Julious P. Smith, Jr.	Director	March 28, 2003

CERTIFICATIONS

I, Andrew L. Rogal, Chief Executive Officer of Hilb, Rogal and Hamilton Company, certify that:

1.

I have reviewed this annual report on Form 10-K of Hilb, Rogal and Hamilton Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date

      March 27, 2003

   /s/ Andrew L. Rogal

Andrew L. Rogal

Chief Executive Officer

I, Carolyn Jones, Senior Vice President, Chief Financial Officer and Treasurer of Hilb, Rogal and Hamilton Company, certify that:

1.

I have reviewed this annual report on Form 10-K of Hilb, Rogal and Hamilton Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date

      March 27, 2003

  /s/  Carolyn Jones

Carolyn Jones

Senior Vice President, Chief

  Financial Officer and Treasurer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1) AND (2) AND (d)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2002

HILB, ROGAL AND HAMILTON COMPANY

GLEN ALLEN, VIRGINIA

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries are included in Item 8 of this report:

Page

Report of Independent Auditors…………………………………………………………………………………………....F-1

Consolidated Balance Sheet, December 31, 2002 and 2001………………………………………………………………F-2

Statement of Consolidated Income,

  Years Ended December 31, 2002, 2001 and 2000…………………………………………………………………………F-3

Statement of Consolidated Shareholders’ Equity,

  Years Ended December 31, 2002, 2001 and 2000…………………………………………………………………………F-4

Statement of Consolidated Cash Flows,

  Years Ended December 31, 2002, 2001 and 2000…………………………………………………………………………F-5

Notes to Consolidated Financial Statements……………………………………………………………………………...F-6

The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company and subsidiaries is included in Item 15(d):

Page Number

Schedule II

Valuation and Qualifying Accounts

……………………………………………………F-26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors

Hilb, Rogal and Hamilton Company

We have audited the accompanying consolidated balance sheets of Hilb, Rogal and Hamilton Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business and its method of accounting for goodwill and other intangible assets.  Also, as discussed in Note B to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities, and in 2000 the Company changed its method of accounting for policy cancellations.

/s/ Ernst & Young LLP

Richmond, Virginia

February 10, 2003

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(in thousands)

	December 31
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $31,165 and $19,837, respectively, of restricted funds	$134,692	$ 51,580
Investments	1,334	3,500
Receivables: Premiums, less allowance for doubtful accounts of $5,567 and $3,374, respectively	175,948	116,219
Other	25,416	17,673
	201,364	133,892
Prepaid expenses and other current assets	20,175	7,807
TOTAL CURRENT ASSETS	357,565	196,779
INVESTMENTS	1,260	1,336

PROPERTY AND EQUIPMENT, NET	20,386	19,485

GOODWILL	414,237	286,387
OTHER INTANGIBLE ASSETS	83,283	33,517
Less accumulated amortization	55,547	53,821
INTANGIBLE ASSETS, NET	441,973	266,083

OTHER ASSETS	11,840	10,393
	$833,024	$494,076

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Premiums payable to insurance companies	$235,057	$169,502
Accounts payable	10,115	7,304
Accrued expenses	39,142	20,303
Premium deposits and credits due customers	33,998	20,940
Current portion of long-term debt	5,733	6,996
TOTAL CURRENT LIABILITIES	324,045	225,045

LONG-TERM DEBT	177,151	114,443

OTHER LONG-TERM LIABILITIES	21,180	11,786
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 50,000 shares; outstanding 33,484 and 28,311 shares, respectively	168,558	55,542
Retained earnings	143,005	88,604
Accumulated other comprehensive income (loss) Unrealized loss on interest rate swaps, net of deferred tax benefit of $977 and $955	(1,465)	(1,432)
Other	550	88
	310,648	142,802
	$833,024	$494,076

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(in thousands, except per share amounts)

	Year Ended December 31
	2002	2001	2000
Revenues
Commissions and fees	$446,673	$323,078	$256,366
Investment income	2,439	2,585	2,626
Other	3,402	1,896	1,283
Non-operating gains	212	2,708	1,844
	452,726	330,267	262,119
Operating expenses
Compensation and employee benefits	245,405	182,397	146,442
Other operating expenses	80,308	62,095	50,165
Depreciation expense	7,771	6,116	5,357
Amortization of intangibles	5,320	13,868	12,239
Interest expense	10,665	9,061	8,179
	349,469	273,537	222,382
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	103,257	56,730	39,737

Income taxes	42,082	24,381	17,610

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	61,175	32,349	22,127

Cumulative effect of accounting change, net of tax	3,944	--	(325)

NET INCOME	$ 65,119	$ 32,349	$ 21,802

Net Income Per Share – Basic:
Income before cumulative effect of accounting change	$2.09	$1.18	$0.84
Cumulative effect of accounting change, net of tax	0.14	--	(0.01)
Net income	$2.23	$1.18	$0.83

Net Income Per Share – Assuming Dilution:
Income before cumulative effect of accounting change	$1.89	$1.07	$0.78
Cumulative effect of accounting change, net of tax	0.84	--	(0.01)
Net income	$2.01	$1.07	$0.77

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(in thousands, except  per share amounts)

			ACCUMULATED
			OTHER
	COMMON	RETAINED	COMPREHENSIVE
	STOCK	EARNINGS	INCOME (LOSS)
Balance at January 1, 2000	$18,249	$52,927	$ --

Issuance of 706 shares of Common Stock	6,741
Purchase of 263 shares of Common Stock	(3,863)
Income tax benefit from exercise of stock options	1,234
Payment of dividends ($.3375 per share)		(8,868)
Net income		21,802

Balance at December 31, 2000	22,361	65,861	--

Issuance of 1,760 shares of Common Stock	32,131
Purchase of 10 shares of Common Stock	(211)
Income tax benefit from exercise of stock options	1,261
Payment of dividends ($.3475 per share)		(9,606)
Unrealized loss on derivative contracts, net of deferred tax benefit of $955			(1,432)
Other			88
Net income		32,349

Balance at December 31, 2001	55,542	88,604	(1,344)

Issuance of 5,174 shares of Common Stock	108,089
Income tax benefit from exercise of stock options	4,927
Payment of dividends ($.3575 per share)		(10,718)
Unrealized loss on derivative contracts, net of deferred tax benefit of $22			(33)
Other			462
Net income		65,119

Balance at December 31, 2002	$168,558	$143,005	$ (915)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(in thousands)

	Year Ended December 31
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$ 65,119	$ 32,349	$ 21,802
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(3,944)	--	325
Amortization of intangible assets	5,320	13,868	12,239
Depreciation and amortization	7,771	6,116	5,357
Net income plus amortization, depreciation and cumulative effect of accounting change, net of tax	74,266	52,333	39,723
Provision for losses on receivables	1,745	2,119	1,307
Provision for deferred income taxes	3,742	600	113
Gain on sale of assets	(212)	(2,708)	(1,844)
Income tax benefit from exercise of stock options	4,927	1,261	1,234
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Increase in accounts receivable	(15,893)	(20,122)	(15,806)
(Increase) decrease in prepaid expenses	(11,617)	(337)	3,712
Increase in premiums payable to insurance companies	1,462	15,483	16,553
Increase in premium deposits and credits due customers	13,048	4,832	836
Decrease in accounts payable	(349)	(1,265)	(935)
Increase in accrued expenses	6,005	5,998	1,458
Other operating activities	(3,752)	3,945	1,470
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,372	62,139	47,821
INVESTING ACTIVITIES
Purchase of held-to-maturity investments	(623)	(588)	(92)
Proceeds from maturities and calls of held-to-maturity investments	2,885	1,128	1,012
Purchase of property and equipment	(6,641)	(5,633)	(7,514)
Purchase of insurance agencies, net of cash acquired	(107,011)	(34,948)	(21,833)
Proceeds from sale of assets	2,683	4,757	8,951
Other investing activities	385	(144)	(1,864)
NET CASH USED IN INVESTING ACTIVITIES	(108,322)	(35,428)	(21,340)

FINANCING ACTIVITIES
Proceeds from long-term debt	160,000	37,067	3,000
Principal payments on long-term debt	(71,506)	(34,435)	(13,701)
Debt issuance costs	(2,356)	-	-
Repurchase of Common Stock	-	(211)	(3,584)
Proceeds from Common Stock	42,642	3,173	3,216
Dividends	(10,718)	(9,606)	(8,868)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	118,062	(4,012)	(19,937)
INCREASE IN CASH AND CASH EQUIVALENTS	83,112	22,699	6,544
Cash and cash equivalents at beginning of year	51,580	28,881	22,337
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 134,692	$ 51,580	$ 28,881

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

December 31, 2002

Hilb, Rogal and Hamilton Company (the Company), a Virginia corporation, operates as a network of wholly-owned subsidiary insurance agencies located in 25 states.  Its principal activity is the performance of retail insurance services which involves placing various types of insurance, including property, casualty, employee and executive benefits and other areas of specialized exposure with insurance underwriters on behalf of its clients.

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts for the prior years have been reclassified to conform to current year presentation.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenues:  Commission income as well as the related premiums receivable from customers and premiums payable to insurance companies are recorded as of the effective date of insurance coverage or the billing date, whichever is later.  The Company carries a reserve for policy cancellations which is periodically evaluated and adjusted as necessary.  Miscellaneous premium adjustments are recorded as they occur.  Effective January 1, 2002, commissions on premiums billed and collected directly by insurance carriers on middle-market property and casualty business are recorded as revenue on the later of the billing date or effective date (see Note B).  Prior to 2002, these commissions were recorded as revenue when received.  Commissions on premiums billed and collected directly by insurance carriers on non-middle-market property and casualty and employee benefits business are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information.  Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned.  Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter.  The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission.

Service fee revenue is recorded on a pro rata basis as the services are provided.  Service fee revenue typically relates to claims management and loss control services, program administration and workers’ compensation consultative services which are provided over a period of time, typically one year.  Carrier overrides are commissions paid by insurance underwriters in excess of the standard commission rates on specific classes of business.  These amounts are paid as a percentage of certain classes of business written with the specific underwriter and are recorded as earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES – Continued

Investment income is recorded as earned.  The Company’s investment policy provides for the investment of premiums between the time they are collected from the client and remitted (net of commission) to the underwriter.  Typically, premiums are due to the underwriters 45 days after the end of the month in which the policy renews.  This investment activity is part of our normal operations and accordingly investment income earned is reported in operating income.

Cash Equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  The carrying amounts reported on the balance sheet approximate the fair values.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company monitors its allowance utilizing accounts receivable aging data as the basis to support the estimate.

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

Property and Equipment:  Property and equipment are stated on the basis of cost.  Depreciation is computed by the straight-line method over estimated useful lives (30 to 33 years for buildings, 4 to 7 years for furniture and equipment).  Leasehold improvements are generally amortized using a straight-line method over the term of the related lease.

Intangible Assets:  The Company has adopted Financial Accounting Standards Board Statements No. 141, “Business Combinations” (Statement 141), and No. 142, “Goodwill and Other Intangible Assets” (Statement 142) (See Note B).  The Company accounts for all business combinations using the purchase method.  As of January 1, 2002, the Company ceased goodwill amortization and tests goodwill for impairment annually, or more frequently if impairment indicators arise.  Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating that the recorded amount of intangible assets is not recoverable from future undiscounted cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES – Continued

Accounting for Stock-Based Compensation:  At December 31, 2002, the Company has three stock-based compensation plans, which are described more fully in Note I.  The Company continues to account for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, establishes accounting and disclosure requirements using a fair value based method of accounting for stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

(in thousands, except per share amounts)
	2002	2001	2000

Net income - as reported	$65,119	$32,349	$21,802
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,714)	(1,246)	(782)
Pro forma net income	$60,405	$31,103	$21,020

Net income per share:
Basic - as reported	$2.23	$1.18	$0.83
Basic - pro forma	$2.07	$1.13	$0.80

Assuming dilution - as reported	$2.01	$1.07	$0.77
Assuming dilution - pro forma	$1.87	$1.03	$0.74

The fair value of these options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively:  risk free rates of 4.64%, 5.01% and 6.70%; dividend yields of 0.86%, 1.76% and 2.35%; volatility factors of .252, .209 and .202; and an expected life of approximately seven years.  The weighted average fair value per share of the options granted in 2002, 2001 and 2000 was $13.89, $5.15 and $5.62, respectively.

Fair Value of Financial Instruments:  The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, premiums payable to insurance companies, accounts payable, accrued expenses and long-term debt approximate those assets’ and liabilities’ fair values.  Fair values for investment securities and interest rate swaps are based on quoted market prices of comparable instruments, or if none are available, on third party pricing models or formulas using current assumptions and are disclosed in Notes C and E, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES – Continued

Derivatives:  Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133) as amended by Statement No. 138 “Accounting for Derivative Instruments and Certain Hedging Activities,” (see Note B).  Statement 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value.  Gains and losses resulting from changes in fair value must be recognized currently in earnings unless specific hedge criteria are met.  If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value is either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in accumulated other comprehensive income (OCI) until the hedged item is recognized in earnings.  Any difference between fair value of the hedge and the item being hedged, known as the ineffective portion, is immediately recognized in earnings.

The Company’s use of derivative instruments is limited to interest rate swap agreements used to modify the interest characteristics for a portion of its outstanding debt.  These interest rate swaps are designated as cash flow hedges and are structured so that there is no ineffectiveness.

The change in value of the interest rate swaps is reported as a component of the Company’s OCI and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings.  Derivative instruments are carried at fair value on the balance sheet in the applicable line item other assets or other long-term liabilities.

Prior to the adoption of Statement 133, the Company used the accrual method to account for all interest rate swap agreements and all amounts which were due to or from counterparties were recorded as an adjustment to interest expense in the periods in which they were accrued.

Termination of an interest rate swap agreement would result in the amount previously recorded in OCI being reclassified to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement.  In the event of the early extinguishment of a debt obligation, any amounts in OCI relating to designated hedge transactions of the extinguished debt would be reclassified to earnings coincident with the extinguishment.

Income Taxes:  The Company files a consolidated federal income tax return with its subsidiaries.  Deferred taxes result from temporary differences between the income tax and financial statement bases of assets and liabilities and are based on tax laws as currently enacted.

Accrued Expenses:  Accrued expenses included compensation and employee benefits of $32.9 million and $17.4 million at December 31, 2002 and 2001, respectively.

Stock Split:  On November 8, 2001, the Board of Directors of the Company approved a 2-for-1 Common Stock split affected in the form of a 100% share dividend. The distribution of the additional shares was made on December 31, 2001, to shareholders of record as of December 14, 2001.  References in the consolidated financial statements to common shares, share prices and per share amounts have been restated to reflect the stock split for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE B -- CHANGES IN METHOD OF ACCOUNTING

Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business.  Prior to 2002, this revenue was recognized when received.  Beginning January 1, 2002, this revenue is recorded on the later of the billing date or the effective date, consistent with the revenue recognition policy for agency billed business.  This is the predominant practice followed in the industry.  Management believes that this new methodology is preferable and that it better matches the income with the related expenses.  For the year ended December 31, 2002, the effect of this change was to increase net income by $5.1 million ($0.15 per share), which included the cumulative effect adjustment of $3.9 million ($0.12 per share), net of income taxes of $2.6 million.  No prior period pro forma amounts have been presented to reflect the effect of retroactive application of the change as it is not practical for the Company to compute prior period pro forma amounts due to the lack of prior period data.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141), and No. 142, “Goodwill and Other Intangible Assets” (Statement 142).  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Under Statement 142, goodwill will no longer be amortized but will be subject to annual impairment tests (see Note K).  Intangible assets with finite lives will continue to be amortized over their useful lives.  In accordance with Statement 142, the Company did not record amortization in 2001 for goodwill related to acquisitions consummated on or subsequent to July 1, 2001.  The Company adopted the remaining provisions of Statement 142 effective January 1, 2002.

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133).  Statement 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value (see Note A).  At adoption, the Company’s use of derivative instruments was limited to interest rate swaps used to modify characteristics for a portion of its outstanding debt.  These interest rate swaps were designated as cash flow hedges.  At adoption, the interest rate swaps were recorded at fair value and resulted in a cumulative effect accounting change that had no impact on net income and an after-tax net decrease to OCI of $0.5 million.

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective January 1, 2000, the Company changed its method of accounting for cancellation of customer insurance policies to record a reserve for such cancellations.  Previously, the Company did not record a reserve for such cancellations.  The cumulative effect of the change on prior years resulted in a charge to income of $0.3 million (net of income taxes of $0.2 million), for the year ended December 31, 2000.  The Company periodically reviews the adequacy of the allowance and adjusts it as necessary.  Based on the analysis, the allowance as of December 31, 2002 and December 31, 2001 was $1.2 million and $0.8 million, respectively.  For the year ended December 31, 2002, the net increase in the cancellation reserve was comprised of $0.2 million in new reserves related to acquisitions and $0.2 million from higher revenue levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE C -- INVESTMENTS

The following is a summary of held-to-maturity investments included in current and long-term assets on the consolidated balance sheet:

	Held-to-Maturity Investments
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Obligations of states and political subdivisions	$1,377	$ --	$ --	$1,377
Certificates of deposit and other	1,217	--	--	1,217
	$2,594	$ --	$ --	$2,594
	Held-to-Maturity Investments
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001
Obligations of states and political subdivisions	$2,677	$27	$ --	$2,704
Certificates of deposit and other	2,159	--	--	2,159
	$4,836	$27	$ --	$4,863

The amortized cost and fair value of held-to-maturity investments at December 31, 2002, by contractual maturity, are as follows.  Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	Cost	Fair Value
Held-to-Maturity Investments
Due in one year	$1,334	$1,334
Due after one year through eight years	1,260	1,260
	$2,594	$2,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(in thousands)	2002	2001
Furniture and equipment	$45,232	$38,931
Buildings and land	962	1,549
Leasehold improvements	6,090	5,291
	52,284	45,771
Less accumulated depreciation and amortization	31,898	26,286
	$20,386	$19,485

NOTE E -- LONG-TERM DEBT

(in thousands)	2002	2001
Notes payable to banks, interest currently 3.19% to 4.19%	$173,436	$ 78,319
5.25% Convertible Subordinated Debentures due 2014, with a conversion price of $11.375, callable 2009	-	28,905
Installment notes payable primarily incurred in acquisitions of insurance agencies, 2.45% to 10.0% due in various installments
to 2005	9,448	14,215
	182,884	121,439
Less current portion	5,733	6,996
	$177,151	$114,443

Maturities of long-term debt for the four years ending after December 31, 2003 are $23.6 million in 2004, $2.4 million in 2005, $1.6 million in 2006 and $149.6 million in 2007.  At December 31, 2002, the Company had a term loan facility included in notes payable to banks with $11.8 million due within one year classified as long-term debt in accordance with the Company’s intent and ability to refinance this obligation on a long-term basis under its revolving credit facility.

Interest paid was $10.7 million, $8.9 million and $9.2 million in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE E -- LONG-TERM DEBT – Continued

On July 1, 2002, the Company signed the Second Amended and Restated Credit Agreement (the Amended Credit Agreement) which provides for a credit facility of up to an aggregate of $290.0 million.  The Amended Credit Agreement provides a revolving credit facility of $100.0 million and a term loan facility of $190.0 million, both of which bear interest at variable rates based on LIBOR plus a negotiated spread.  In addition, the Company pays commitment fees (0.375% at December 31, 2002) on the unused portion of the revolving credit facility.  The term loan facility is payable quarterly beginning September 30, 2002 with the final payment due June 30, 2007.  The revolving credit facility is due on June 30, 2004.  At December 31, 2002 and 2001, $173.4 million and $78.3 million, respectively, were borrowed under the credit agreement.  The credit agreement contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchase of Common Stock.

In November 2002, The Phoenix Companies, Inc. converted all of the Company’s Convertible Subordinated Debentures, with a principal amount of $32.0 million, into 2.8 million shares of the Company’s Common Stock.  These debentures were included in the balance sheet, net of discount, with a 5.25% interest rate and maturity date of 2014.  In connection with the conversion, the Company amended the voting and standstill agreement with The Phoenix Companies, Inc. and its subsidiaries.

On June 17, 1999, the Company entered into two interest rate swap agreements with an original combined notional amount of $45.0 million.  The combined notional amount of these interest rate swaps is reduced quarterly by $0.9 million beginning September 30, 2000 through their maturity on June 30, 2004.  The Company designated these interest rate swaps as cash flow hedges under Statement 133.  The Company entered into these interest rate swap agreements to manage interest cost and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company’s credit facility.  The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.  The credit risk to the Company would be a counterparty’s inability to pay the differential in the fixed rate and variable rate in a rising interest rate environment.  The Company’s exposure to credit loss on its interest rate swap agreements in the event of non-performance by a counterparty is believed to be remote due to the Company’s requirement that a counterparty have a strong credit rating.  The Company is exposed to market risk from changes in interest rates.

Under the interest rate swap agreements, the Company makes payments based on fixed pay rates of 6.43% and 6.46% and receives payments based on the counterparties’ variable LIBOR pay rates.  At the end of the year, the variable rate was approximately 1.44% for each agreement.  In connection with these interest rate swap agreements, the Company recorded an after-tax charge in other comprehensive income of $33 thousand and $917 thousand in 2002 and 2001, respectively.  There was no impact on net income due to ineffectiveness.  The fair market value of the interest rate swaps at December 31, 2002 and 2001 resulted in a liability of $2.4 million and $2.4 million, respectively, which is included in other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE F -- RETIREMENT PLANS

The Company sponsors the HRH Retirement Savings Plan (the Retirement Savings Plan) which covers substantially all employees of the Company and its subsidiaries except for the employees of Hobbs Group, LLC (Hobbs).  The Retirement Savings Plan, which may be amended or terminated by the Company at any time, provides that the Company shall contribute to a trust fund a matching contribution of up to 3% of a participant’s eligible compensation and such amounts as the Board of Directors shall determine subject to certain earnings restrictions as defined in the Retirement Savings Plan.

In 2002, the Company acquired Hobbs (see Note L).  Hobbs sponsors the Hobbs Group, LLC 401(k) Savings Plan (the Hobbs Savings Plan) which covers substantially all employees of Hobbs and its subsidiaries.  The Hobbs Savings Plan, which may be amended or terminated by Hobbs at any time, provides that Hobbs shall contribute to a trust fund a matching contribution of up to 4.5% of a participant’s eligible compensation.

Prior to merger with the Company, certain of other merged companies had separate profit sharing or benefit plans.  These plans were terminated or frozen at the time of merger with the Company.

The total expense recorded by the Company under the Retirement Savings Plan and the Hobbs Savings Plan for 2002, 2001 and 2000 was approximately $4.2 million, $3.2 million and $2.4 million, respectively.

In addition, in January 1998, the Company amended and restated the Supplemental Executive Retirement Plan (the Plan) for key executives to convert the Plan from a defined benefit arrangement to a cash balance plan.  Upon amendment of the Plan, benefits earned prior to 1998 were frozen.  The Company continues to accrue interest and amortize prior service costs related to the benefits earned prior to January 1, 1998 under the Plan and recognized expense related to these items of $0.3 million, $0.3 million and $0.3 million in 2002, 2001 and 2000, respectively.  The Plan, as amended, provides that beginning in 1998 the Plan participants shall be credited each year with an amount that is calculated by determining the total Company match and profit sharing contribution that the participant would have received under the Retirement Savings Plan absent the compensation limitation that applies to such plan, reduced by the amount of actual Company match and profit sharing contributions to such Plan.  The Plan also provides for the crediting of interest to participant accounts.  Expense recognized by the Company in 2002, 2001 and 2000 related to these Plan provisions amounted to $0.2 million, $0.2 million and $0.1 million, respectively.  At December 31, 2002 and 2001, the Company’s accrued liability for benefits under the Plan, including benefits earned prior to January 1, 1998 was $2.3 million and $2.1 million, respectively, and is included in other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE G -- INCOME TAXES

The components of income taxes shown in the statement of consolidated income are as follows:

(in thousands)	2002	2001	2000
Current
Federal	$31,734	$19,858	$14,457
State	6,606	3,923	3,040
	38,340	23,781	17,497
Deferred
Federal	3,174	509	96
State	568	91	17
	3,742	600	113
	$42,082	$24,381	$17,610

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt investment income	(0.1)	(0.4)	(0.4)
State income taxes, net of federal tax benefit	4.5	4.6	5.0
Non-deductible goodwill amortization	-	2.4	2.4
Basis difference on sale of insurance accounts	0.1	0.1	1.2
Other	1.3	1.3	1.1
Effective income tax rate	40.8%	43.0%	44.3%

Income taxes paid were $42.0 million, $22.1 million and $12.0 million in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE G -- INCOME TAXES - Continued

Significant components of the Company’s deferred tax liabilities and assets on the balance sheet are as follows:

(in thousands)	2002	2001
Deferred tax liabilities:
Intangible assets	$13,726	$6,899
Revenue recognition accounting change (see Note B)	1,315	-
Other	1,662	845
Total deferred tax liabilities	16,703	7,744
Deferred tax assets:
Deferred compensation	4,328	3,374
Bad debts	1,519	1,333
Accrued transaction costs	310	383
Deferred rent and income	1,507	1,409
Unrealized loss on interest rate swaps	977	955
Other	1,269	1,269
Total deferred tax assets	9,910	8,723
Net deferred tax assets (liabilities)	$(6,793)	$ 979

NOTE H -- LEASES

The Company and its subsidiaries have noncancellable lease contracts for office space, equipment and automobiles which expire at various dates through the year 2012 and generally include escalation clauses for increases in lessors’ operating expenses and increased real estate taxes.

Future minimum rental payments required under such operating leases are summarized as follows (in thousands):

2003	$19,489
2004	16,066
2005	13,934
2006	10,404
2007	6,637
Thereafter	10,216
$76,746

Rental expense for all operating leases in 2002, 2001 and 2000 amounted to $18.2 million, $14.2 million and $11.7 million, respectively.  Included in rental expense for 2002, 2001 and 2000 is approximately $1.6 million,  $1.3 million and $0.4 million, respectively, which was paid to employees or related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE I -- SHAREHOLDERS’ EQUITY

The Company has adopted and the shareholders have approved the 2000 Stock Incentive Plan, the Non-employee Directors Stock Incentive Plan and the Hilb, Rogal and Hamilton Company 1989 Stock Plan which provide for the granting of options to purchase up to an aggregate of approximately 3,011,000 and 2,893,000 shares of Common Stock as of December 31, 2002 and 2001, respectively.  Stock options granted have seven to ten year terms and vest and become fully exercisable at various periods up to five years.  Stock option activity under the plans was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	2,160,500	$ 8.09
Granted	397,000	14.11
Exercised	344,588	7.53
Expired	36,910	9.53
Outstanding at December 31, 2000	2,176,002	9.25
Granted	587,000	19.58
Exercised	233,906	7.90
Expired	34,790	11.21
Outstanding at December 31, 2001	2,494,306	11.79
Granted	1,263,000	41.35
Exercised	358,405	8.77
Expired	34,750	31.61
Outstanding at December 31, 2002	3,364,151	23.00

Exercisable at December 31, 2002	1,704,901	12.19
Exercisable at December 31, 2001	1,653,956	9.44
Exercisable at December 31, 2000	1,380,372	8.45

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding	Options Exercisable
Ranges of Exercise Prices	Number of Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.52 - 9.03	1,056,751	2.0	$ 8.11	1,055,751	$ 8.11
9.03 - 13.55	152,700	4.8	10.47	135,400	10.46
13.55 - 18.06	360,000	4.9	14.14	215,500	14.20
18.06 - 22.58	547,500	5.8	19.41	195,750	19.51
27.09 - 31.61	10,000	5.9	28.78	2,500	28.78
36.12 - 40.64	619,700	6.2	37.62	100,000	38.45
40.64 - 45.15	617,500	6.5	45.15	-	-
	3,364,151	4.7	$23.00	1,704,901	$12.19

There were 790,000 and 1,965,000 shares available for future grant under these plans as of December 31, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE I -- SHAREHOLDERS’ EQUITY – Continued

No compensation expense related to these options is recognized in operations for 2002, 2001 or 2000.  As disclosed in Note A, the Company accounts for its stock options using the intrinsic value method prescribed in APB No. 25.  The Company has also disclosed in Note A the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to its granted stock options.

During 2002, 2001 and 2000, the Company awarded 56,125, 64,750 and 178,640 shares, respectively, of restricted stock under the 2000 and 1989 Stock Plans with a weighted average fair value at the grant date of $37.45, $16.16 and $14.16 per share, respectively.  These restricted shares vest ratably over a four year period beginning in the second year of continued employment.  During 2002, 2001 and 2000, 1,850, 1,740 and 4,800 shares, respectively, of restricted stock expired.  Compensation expense related to these awards was $1.6 million, $1.2 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE J -- NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)	2002	2001[1]	2000[1]

Numerator for basic net income per share – net income	$65,119	$32,349	$21,802
Effect of dilutive securities:
5.25% Convertible Subordinated Debentures[2]	955	1,085	1,080
Numerator for dilutive net income per share – net
income available after assumed conversions	$66,074	$33,434	$22,882
Denominator
Weighted average shares	29,208	27,339	26,124
Effect of guaranteed future shares to be issued in
connection with agency acquisitions	32	72	100
Denominator for basic net income per share	29,240	27,411	26,224
Effect of dilutive securities:
Employee stock options	1,025	798	695
Employee non-vested stock	148	109	38
Contingent stock – acquisitions	25	29	14
5.25% Convertible Subordinated Debentures[2]	2,438	2,813	2,813
Dilutive potential common shares	3,636	3,749	3,560
Denominator for diluted net income per share -- adjusted weighted average shares and assumed conversions	32,876	31,160	29,784
Net Income Per Share:
Basic	$2.23	$1.18	$0.83
Assuming Dilution	$2.01	$1.07	$0.77

_________________________

1  See Note A regarding Company's 2001 Stock Split.

2  See Note E regarding conversion of the 5.25% Convertible Subordinated Debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE K – INTANGIBLE ASSETS

The Company has adopted Statement 142 on accounting for goodwill and other intangible assets as disclosed in Note B.  In accordance with Statement 142, the Company performed the transitional and annual impairment tests of goodwill in 2002.  No impairment charge resulted from these tests.

The following table provides a reconciliation for the years ended December 31, 2002, 2001 and 2000 of reported net income to adjusted net income had Statement 142 been applied as of January 1, 2000.

(in thousands, except as per share amounts)	2002	2001	2000
Net Income – as reported	$65,119	$32,349	$21,802
Goodwill amortization, net of tax	-	8,421	6,665

Adjusted net income	$65,119	$40,770	$28,467

Net Income Per Share - Basic:
Net income - as reported	$2.23	$1.18	$0.83
Goodwill amortization, net of tax	-	0.31	0.26
Adjusted net income	$2.23	$1.49	$1.09

Net Income Per Share - Assuming Dilution:
Net income - as reported	$2.01	$1.07	$0.77
Goodwill amortization, net of tax	-	0.27	0.22
Adjusted net income	$2.01	$1.34	$0.99

Intangible assets consist of the following:

	As of December 31, 2002		As of December 31, 2001
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$48,286	$ 4,762	$ 5,085	$ 4,601
Noncompete/nonpiracy agreements	32,597	7,521	27,932	6,138
Tradename	2,400	453	500	53
Total	$83,283	$12,736	$33,517	$10,792
	Net Carrying Amount		Net Carrying Amount
Indefinite-lived intangible assets:
Goodwill	$371,426		$243,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE K – INTANGIBLE ASSETS – Continued

Aggregate amortization expense for the years ended December 31, 2002 and 2001 was $5.3 million and $13.9 million, respectively.

Future amortization expense is estimated as follows (in thousands):

For year ended December 31, 2003	$8,019
For year ended December 31, 2004	7,911
For year ended December 31, 2005	7,095
For year ended December 31, 2006	7,085
For year ended December 31, 2007	7,082

The changes in the net carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

Balance as of December 31, 2001	$243,358
Goodwill acquired	129,795
Goodwill disposed	(1,727)
Balance as of December 31, 2002	$371,426

NOTE L-- ACQUISITIONS

On July 1, 2002, the Company acquired all of the issued and outstanding membership interest units of Hobbs Group, LLC (Hobbs) other than those owned by Hobbs IRA Corp. (HIRAC), and all of the issued and outstanding capital stock of HIRAC, pursuant to a Purchase Agreement dated May 10, 2002, by and among the Company, Hobbs, the members of Hobbs (other than HIRAC) and the shareholders of HIRAC.  The Company’s financial statements include the results of Hobbs operations since the closing date of the acquisition.

Hobbs is an insurance broker serving top-tier clients and provides property and casualty insurance brokerage, risk management and executive and employee benefits services.  This acquisition allows the Company to expand its capabilities in the top-tier market.  In addition, Hobbs will provide the Company with additional market presence and expertise in the employee benefits services area and an increased presence in executive benefits.  Hobbs will also bring increased depth to the geographic reach of the Company's existing national platform.

The amount the Company paid in connection with the acquisition consisted of approximately $116.5 million in cash, which included acquisition costs of $2.3 million and the Company’s assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the Company’s Common Stock valued at $31.6 million.  The value of the 719,729 shares issued was determined based on the average market price of the Company’s stock over the period including two days before and after the date at which the number of shares to be issued in accordance with the Purchase Agreement became fixed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE L—ACQUISITIONS – Continued

In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs achieving certain financial performance goals within the next two years.  The Company has further agreed to assume and satisfy certain existing contingent earn-out and deferred compensation obligations of Hobbs from Hobbs’ prior acquisitions estimated to approximate a net present value of $30 million.  The contingent payments and assumed existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities at the date of acquisition:

(dollars in thousands)		Amount	Intangibles Weighted Average Useful Life (years)
Current assets		$ 79,600
Property and equipment		2,053
Intangible assets subject to amortization:			9.4
Customer relationships	$41,800		10.0
Noncompete/nonpiracy agreements	4,100		7.0
Tradename	1,900	47,800	2.5

Goodwill		106,955
Other assets		293
Total assets acquired		236,701

Current liabilities		78,979
Deferred tax liabilities		7,348
Other long-term liabilities		2,210
Total liabilities assumed		88,537

Net assets acquired		$148,164

$60.5 million of the goodwill is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE L—ACQUISITIONS – Continued

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Hobbs as though the transaction had occurred as of the beginning of the respective periods:

(in thousands)	2002	2001
Total Revenues	$503,605	$425,492

Income before cumulative effect
of accounting change and
extraordinary item	$ 64,035	$ 38,646

Net Income	$ 67,568	$ 38,646

Income per share before
cumulative effect of accounting and
extraordinary item
Basic	$1.60	$1.37
Assuming Dilution	$1.45	$1.25
Net Income Per Share: Basic	$1.72	$1.37
Assuming Dilution	$1.56	$1.25

The pro forma net income results for the year ended December 31, 2002 include a cumulative effect of accounting change of $3.9 million ($0.12 per share) related to the Company’s change in revenue recognition policy (see Note B) and an extraordinary loss of $0.4 million ($0.01 per share) related to Hobbs’ debt extinguishment.

During 2002, the Company acquired certain assets and liabilities of 6 other insurance agencies and other accounts for $11.1 million ($9.8 million in cash and $1.3 million in guaranteed future payments) in purchase accounting transactions.  Assets acquired include intangible assets of $11.0 million.  The combined purchase price may be increased by approximately $2.7 million in 2003, $1.1 million in 2004 and $1.1 million in 2005 based upon net profits realized.

During 2001, the Company acquired certain assets and liabilities of 10 insurance agencies and other accounts for $84.1 million ($48.0 million in cash, $8.6 million in guaranteed future payments and 1,379,820 shares of Common Stock) in purchase accounting transactions.  Assets acquired include intangible assets of $82.7 million.  The combined purchase price was increased by approximately $5.4 million in 2002, and may be increased by approximately $5.8 million in 2003 and $3.6 million in 2004 based upon net profits realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE L—ACQUISITIONS – Continued

During 2000, the Company acquired certain assets and liabilities of 11 insurance agencies and other accounts for $25.8 million ($19.1 million in cash, $3.7 million in guaranteed future payments and 170,304 shares of Common Stock) in purchase accounting transactions.  Assets acquired include intangible assets of $25.5 million.  The combined purchase price was increased by approximately $4.4 million in 2001 and $1.8 million in 2002, and may be increased by approximately $1.6 million in 2003 based upon net profits realized.

The above purchase acquisitions have been included in the Company’s consolidated financial statements from their respective acquisition dates.

NOTE M -- SALE OF ASSETS

During 2002, 2001 and 2000, the Company sold certain insurance accounts and other assets resulting in gains of approximately $0.2 million, $2.7 million and $1.8 million, respectively.  These amounts are included in non-operating gains in the statement of consolidated income.  Taxes related to these gains were $0.1 million, $1.1 million and $1.2 million in 2002, 2001 and 2000, respectively.  Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE N -- COMMITMENTS AND CONTINGENCIES

Included in cash and cash equivalents and premium deposits and credits due customers are approximately $1.3 million and $0.2 million of funds held in escrow at December 31, 2002 and 2001, respectively.  In addition, premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states in which the Company operates.  The amount of cash and cash equivalents so restricted was approximately $29.9 million and $19.6 million at December 31, 2002 and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

	Three Months Ended[1]
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2002
Total Revenues	$99,854	$95,717	$128,490	$128,665

Income before cumulative
effect of accounting change	$15,184	$12,502	$ 17,249	$ 16,240
Cumulative effect of accounting
change, net of tax	3,944[2]	-	-	-
Net Income	$19,128	$12,502	$ 17,249	$ 16,240

Net Income Per Share – Basic:
Income before cumulative
effect of accounting change	$0.54	$0.44	$0.59	$0.52
Cumulative effect of
accounting change, net of tax	0.14[2]	-	-	-
Net income	$0.68	$0.44	$0.59	$0.52

Net Income Per Share –
Assuming Dilution:
Income before cumulative
effect of accounting change	$0.48	$0.40	$0.53	$0.48
Cumulative effect of
accounting change, net of tax	0.12[2]	-	-	-
Net income	$0.60	$0.40	$0.53	$0.48

2001
Total Revenues	$77,912	$77,790	$87,609	$86,957

Net Income	7,781	7,787	9,677	7,103

Net Income Per Share[3]:
Basic	0.29	0.29	0.35	0.25
Assuming Dilution	0.27	0.26	0.31	0.23

____________________

  Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.
  See Note B.
  See Note A for discussion on stock split.

HILB, ROGAL AND HAMILTON COMPANY

AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions (Describe)(a)	Balance At End of Period
Year ended December 31, 2002: Allowance for doubtful accounts	$3,374	$1,745	$1,859(b)	$1,411	$5,567
Year ended December 31, 2001: Allowance for doubtful accounts	1,878	2,119	844(c)	1,467	3,374
Year ended December 31, 2000: Allowance for doubtful accounts	1,456	1,307	89	974	1,878

_________________________

(a) Bad debts written off

(b) Recoveries ($142,000) and from acquisitions ($1,717,000)

(c) Recoveries ($70,000) and from acquisitions ($774,000)

INDEX TO EXHIBITS

Exhibit No.	Document
2.1

Purchase Agreement, dated May 10, 2002, by and among the Company, Hobbs, LLC (Hobbs), the members of Hobbs (other than Hobbs IRA Corp. (HIRAC)) and the shareholders of HIRAC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 33-56488, effective March 1, 1993)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)
10.1

Risk Management Agreement dated as of May 3, 1999 by and between Phoenix Home Life Mutual Insurance Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 1999, File No. 0-15981)

10.2

Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 2, 2000)

10.3	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)
10.4

Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

Exhibit No.	Document
10.5

Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

10.6

Form of Change of Control Employment Agreement for the following executive officers:  Andrew L. Rogal, Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert W. Blanton, Jr., A. Brent King and William C. Widhelm (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.7

Form of Change of Control Employment Agreement for the following executive officers:  John P. McGrath, William C. Chaufty, Steven C. Deal, Michael A. Janes, Robert B. Lockhart, Benjamin A. Tyler, Karl E. Manke and Richard F. Galardini (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.8

Form of Hilb, Rogal and Hamilton Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.9

Form of Hilb, Rogal and Hamilton Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.10

Form of Split-Dollar Agreement for the following executive officers:  Andrew L. Rogal, Timothy J. Korman and John P. McGrath (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

Exhibit No.	Document
10.11

Form of Split-Dollar Agreement for the following named executive officers:  Martin L. Vaughan, III and Steven C. Deal (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.12

Second Amended and Restated Credit Agreement dated July 1, 2002 among the Company, as Borrower; the lenders named therein; Wachovia Bank, National Association (formerly known as First Union National Bank), as administrative agent; PNC Bank, National Association, as documentation agent; and Bank of America Securities, LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)

10.13

Amended and restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)

10.14

Senior Executive Employment Agreement of Andrew L. Rogal dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Andrew L. Rogal (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.15

Senior Executive Employment Agreement of Martin L. Vaughan, III dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.16

Senior Executive Employment Agreement of John P. McGrath dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and John P. McGrath (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

20

Exhibit No.	Document
10.17

Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.18	Senior Executive Employment Agreement with Thomas A. Golub entered into May 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)
10.19	Employment Agreement of Steven C. Deal*
10.20

Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 14, 2003, File No. 333-103262)

10.21

Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)

10.22

Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001)

10.23

Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.24	Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted*

Exhibit No.	Document
10.25	Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted*
10.26

Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.27

Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)

10.28

Registration Rights Agreement dated as of May 3, 1999 by and between the Company, PM Holdings, Inc., and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 1999, File No. 0-15981)

10.29	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003*
18.1

Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

21	Subsidiaries of Hilb, Rogal and Hamilton Company*
23	Consent of Ernst & Young LLP*
99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*  Filed Herewith