Form 10-K/A
period 2002-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 2003-04-18
CIK 814898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Hilb, Rogal and Hamilton Company (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “Form 10-K”) (filed on March 28, 2003) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”).  This Form 10-K/A includes amendments to the following sections of the Form 10-K to correct typographical and related errors:

1.

Item 8. Financial Statements and Supplementary Data.  This Item is included in the Form 10-K/A following the signature page and the Rule 13a-14 certifications.  The only changes are:

(a)

Page F-3 of the Consolidated Financial Statements. Under “Net Income Per Share – Assuming Dilution:”, the figure for “Cumulative effect of accounting change, net of tax” in the column for 2002 has been changed; and

(b)

Page F-23, Note L to the Consolidated Financial Statements.  The pro forma per share figures under “Income per share before cumulative effect of accounting change and extraordinary item” and “Net income per share” in the column for 2002 have been changed.

2.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.  This Item is amended to reflect the addition of updated Exhibits, numbers 23, 99.1 and 99.2.

3.

Exhibit Index.  The Exhibit Index has been amended to reflect the addition of updated Exhibits, numbers 23, 99.1 and 99.2.

PART II

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

10.18	Senior Executive Employment Agreement with Thomas A. Golub entered into May 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)
10.19	Employment Agreement of Steven C. Deal**
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

10.24	Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted**
10.25	Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted**
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

10.29	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003**
18.1

Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

Exhibit No.	Document
21	Subsidiaries of Hilb, Rogal and Hamilton Company**
23	Consent of Ernst & Young LLP*
99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*  Filed Herewith
**Previously Filed

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

HILB, ROGAL AND HAMILTON COMPANY

By:

               /s/ Carolyn Jones

Carolyn Jones, Senior Vice President,

Chief Financial Officer and Treasurer

Date:

April 18, 2003

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

      April 16, 2003

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

      April 16, 2003

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

GLEN ALLEN, VIRGINIA

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hilb, Rogal and Hamilton Company and subsidiaries are included in Item 8 of this report:

Page

Report of Independent Auditors…………………………………………………………………………………………….F-1

Consolidated Balance Sheet, December 31, 2002 and 2001……………………………………………………………….F-2

Statement of Consolidated Income,

  Years Ended December 31, 2002, 2001 and 2000………………………………………………………………………….F-3

Statement of Consolidated Shareholders’ Equity,

  Years Ended December 31, 2002, 2001 and 2000………………………………………………………………………….F-4

Statement of Consolidated Cash Flows,

  Years Ended December 31, 2002, 2001 and 2000………………………………………………………………………….F-5

Notes to Consolidated Financial Statements……………………………………………………………………………....F-6

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

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(in thousands, except per share amounts)

	Year Ended December 31
	2002	2001	2000
Revenues
Commissions and fees	$446,673	$323,078	$256,366
Investment income	2,439	2,585	2,626
Other	3,402	1,896	1,283
Non-operating gains	212	2,708	1,844
	452,726	330,267	262,119
Operating expenses
Compensation and employee benefits	245,405	182,397	146,442
Other operating expenses	80,308	62,095	50,165
Depreciation expense	7,771	6,116	5,357
Amortization of intangibles	5,320	13,868	12,239
Interest expense	10,665	9,061	8,179
	349,469	273,537	222,382
INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	103,257	56,730	39,737

Income taxes	42,082	24,381	17,610

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	61,175	32,349	22,127

Cumulative effect of accounting change, net of tax	3,944	--	(325)

NET INCOME	$ 65,119	$ 32,349	$ 21,802

Net Income Per Share – Basic:
Income before cumulative effect of accounting change	$2.09	$1.18	$0.84
Cumulative effect of accounting change, net of tax	0.14	--	(0.01)
Net income	$2.23	$1.18	$0.83

Net Income Per Share – Assuming Dilution:
Income before cumulative effect of accounting change	$1.89	$1.07	$0.78
Cumulative effect of accounting change, net of tax	0.12	--	(0.01)
Net income	$2.01	$1.07	$0.77

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

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2000	2,160,500	$ 8.09
Granted	397,000	14.11
Exercised	344,588	7.53
Expired	36,910	9.53
Outstanding at December 31, 2000	2,176,002	9.25
Granted	587,000	19.58
Exercised	233,906	7.90
Expired	34,790	11.21
Outstanding at December 31, 2001	2,494,306	11.79
Granted	1,263,000	41.35
Exercised	358,405	8.77
Expired	34,750	31.61
Outstanding at December 31, 2002	3,364,151	23.00

Exercisable at December 31, 2002	1,704,901	12.19
Exercisable at December 31, 2001	1,653,956	9.44
Exercisable at December 31, 2000	1,380,372	8.45

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding	Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.52 - 9.03	1,056,751	2.0	$ 8.11	1,055,751	$ 8.11
9.03 - 13.55	152,700	4.8	10.47	135,400	10.46
13.55 - 18.06	360,000	4.9	14.14	215,500	14.20
18.06 - 22.58	547,500	5.8	19.41	195,750	19.51
27.09 - 31.61	10,000	5.9	28.78	2,500	28.78
36.12 - 40.64	619,700	6.2	37.62	100,000	38.45
40.64 - 45.15	617,500	6.5	45.15	-	-
	3,364,151	4.7	$23.00	1,704,901	$12.19

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE J -- NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)	2002	2001[1]	2000[1]

Numerator for basic net income per share – net income	$65,119	$32,349	$21,802
Effect of dilutive securities:
5.25% Convertible Subordinated Debentures[2]	955	1,085	1,080
Numerator for dilutive net income per share – net
income available after assumed conversions	$66,074	$33,434	$22,882
Denominator
Weighted average shares	29,208	27,339	26,124
Effect of guaranteed future shares to be issued in
connection with agency acquisitions	32	72	100
Denominator for basic net income per share	29,240	27,411	26,224
Effect of dilutive securities:
Employee stock options	1,025	798	695
Employee non-vested stock	148	109	38
Contingent stock – acquisitions	25	29	14
5.25% Convertible Subordinated Debentures[2]	2,438	2,813	2,813
Dilutive potential common shares	3,636	3,749	3,560
Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	32,876	31,160	29,784
Net Income Per Share:
Basic	$2.23	$1.18	$0.83
Assuming Dilution	$2.01	$1.07	$0.77

_________________________

1  See Note A regarding the Company's 2001 Stock Split.

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

(in thousands, except per share amounts)	2002	2001	2000
Net Income – as reported	$65,119	$32,349	$21,802
Goodwill amortization, net of tax	-	8,421	6,665
Adjusted net income	$65,119	$40,770	$28,467

Net Income Per Share - Basic:
Net income - as reported	$2.23	$1.18	$0.83
Goodwill amortization, net of tax	-	0.31	0.26
Adjusted net income	$2.23	$1.49	$1.09

Net Income Per Share - Assuming Dilution:
Net income - as reported	$2.01	$1.07	$0.77
Goodwill amortization, net of tax	-	0.27	0.22
Adjusted net income	$2.01	$1.34	$0.99

Intangible assets consist of the following:

	As of December 31, 2002		As of December 31, 2001
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$48,286	$ 4,762	$ 5,085	$ 4,601
Noncompete/nonpiracy agreements	32,597	7,521	27,932	6,138
Tradename	2,400	453	500	53
Total	$83,283	$12,736	$33,517	$10,792
	Net Carrying Amount		Net Carrying Amount
Indefinite-lived intangible assets:
Goodwill	$371,426		$243,358

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

NOTE L—ACQUISITIONS – Continued

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Hobbs as though the transaction had occurred as of the beginning of the respective periods:

(in thousands)	2002	2001
Total Revenues	$503,605	$425,492

Income before cumulative effect
of accounting change and
extraordinary item	$ 64,035	$ 38,646
Net Income	$ 67,568	$ 38,646
Income per share before
cumulative effect of accounting change
and extraordinary item:
Basic Assuming Dilution	$2.16 $1.96	$1.37 $1.25
Net Income Per Share: Basic Assuming Dilution	$2.28 $2.06	$1.37 $1.25

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

2 See Note B.

3 See Note A for discussion on stock split.

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

10.18	Senior Executive Employment Agreement with Thomas A. Golub entered into May 10, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)
10.19	Employment Agreement of Steven C. Deal**
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

10.24	Form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted**

Exhibit No.	Document
10.25	Form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted**
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

10.29	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003**
18.1

Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

21	Subsidiaries of Hilb, Rogal and Hamilton Company**
23	Consent of Ernst & Young LLP*
99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*  Filed Herewith
**Previously Filed