Form 10-Q
period 2003-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 2003-05-06
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Yes    X         No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at May 1, 2003 33,939,919

HILB, ROGAL AND HAMILTON COMPANY

INDEX

     Page

Part I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Statement of Consolidated Income

  for the three months ended

  March 31, 2003 and 2002

3

Consolidated Balance Sheet

  March 31, 2003 and December 31, 2002

4

Statement of Consolidated Shareholders'

  Equity for the three months ended

  March 31, 2003 and 2002

5

Statement of Consolidated Cash Flows

  for the three months ended March 31,

  2003 and 2002

6

Notes to Consolidated Financial

  Statements

7-12

Item 2.

Management's Discussion and Analysis

  of Financial Condition and

              Results of Operations

13-15

Item 3.

Quantitative and Qualitative Disclosures

                           About Market Risk

15

Item 4.             Controls and Procedures

16

Part II.

OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

16-17

Signatures

18

Certifications

19-20

PART I — FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2003	2002
Revenues
Commissions and fees	$140,499	$ 98,648
Investment income	659	514
Other	833	692
	141,991	99,854
Operating expenses
Compensation and employee benefits	75,813	53,259
Other operating expenses	23,157	16,839
Depreciation	2,288	1,711
Amortization of intangibles	2,152	522
Interest expense	2,793	1,883
Retirement benefit	5,195	-
	111,398	74,214
INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	30,593	25,640

Income taxes	12,495	10,456

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	18,098	15,184

Cumulative effect of accounting change, net of tax	-	3,944
NET INCOME	$ 18,098	$ 19,128

Net Income Per Share – Basic:
Income before cumulative effect of
accounting change	$0.54	$0.54
Cumulative effect of accounting change,
net of tax	-	0.14
Net income	$0.54	$0.68

Net Income Per Share – Assuming Dilution:
Income before cumulative effect of
accounting change	$0.51	$0.48
Cumulative effect of accounting change,
net of tax	-	0.12
Net income	$0.51	$0.60

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

	March 31,	December 31,
(in thousands)	2003	2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,062	$134,692
Receivables: Premiums and commissions, less allowance for doubtful
accounts of $5,567 and $5,567, respectively	141,865	175,948
Other	28,928	25,416
	170,793	201,364
Prepaid expenses and other current assets	10,263	21,509
TOTAL CURRENT ASSETS	326,118	357,565

PROPERTY AND EQUIPMENT, NET	21,314	20,386

GOODWILL	437,978	414,237
OTHER INTANGIBLE ASSETS	91,276	83,283
Less accumulated amortization	57,699	55,547
	471,555	441,973

OTHER ASSETS	12,705	13,100
	$831,692	$833,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$214,114	$235,057
Accounts payable	9,595	10,115
Accrued expenses	22,574	39,142
Premium deposits and credits due customers	33,110	33,998
Current portion of long-term debt	3,661	5,733
TOTAL CURRENT LIABILITIES	283,054	324,045

LONG-TERM DEBT	180,655	177,151

OTHER LONG-TERM LIABILITIES	29,178	21,180
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 50,000 shares; outstanding 33,858 and 33,484 shares, respectively	181,439	168,558
Retained earnings	158,060	143,005
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax
benefit of $849 and $977, respectively	(1,273)	(1,465)
Other	579	550
	338,805	310,648
	$831,692	$833,024

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (Loss)

Balance at January 1, 2003	$168,558	$143,005	$ (915)
Issuance of 374 shares of Common Stock	11,514
Income tax benefit from exercise of stock options	461
Payment of dividends ($.09 per share)		(3,043)
Net income		18,098
Derivative gain, net of tax			192
Retirement benefit	906
Other			29

Balance at March 31, 2003	$181,439	$158,060	$ (694)

Balance at January 1, 2002	$ 55,542	$ 88,604	$ (1,344)
Issuance of 188 shares of Common Stock	1,316
Payment of dividends ($.0875 per share)		(2,493)
Net income		19,128
Derivative gain, net of tax			307
Other			(74)
Balance at March 31, 2002	$ 56,858	$105,239	$ (1,111)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,

(in thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$ 18,098	$ 19,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Retirement benefit	5,195	-
Cumulative effect of accounting change, net of tax	-	(3,944)
Depreciation and amortization	2,288	1,711
Amortization of intangible assets	2,152	522
Net income plus retirement benefit, depreciation, amortization
and cumulative effect of accounting change, net of tax	27,733	17,417

Provision for losses on receivables	270	233
Provision for deferred income taxes	1,233	957
Loss on sale of assets	76	3
Income tax benefit from exercise of stock options	461	-
Changes in operating assets and liabilities net of effects
from retirement benefit and insurance agency
acquisitions and dispositions:
Decrease in accounts receivable	36,284	24,822
Decrease in prepaid expenses	11,438	1,261
Decrease in premiums payable to
insurance companies	(33,421)	(28,451)
(Decrease) increase in premium deposits and credits due customers	(889)	6,070
(Decrease) increase in accounts payable	(2,028)	507
Decrease in accrued expenses	(18,630)	(1,680)
Other operating activities	2,752	(3,194)
Net Cash Provided by Operating Activities	25,279	17,945

INVESTING ACTIVITIES
Purchase of held-to-maturity investments	-	(607)
Proceeds from maturities of held-to-maturity
investments	57	1,212
Purchase of property and equipment	(2,833)	(965)
Purchase of insurance agencies, net of cash acquired	(3,166)	(3,827)
Proceeds from sale of assets	98	369
Other investing activities	513	57
Net Cash Used in Investing Activities	(5,331)	(3,761)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	(11,982)	(7,500)
Proceeds from Common Stock	447	373
Dividends	(3,043)	(2,493)
Net Cash Used in Financing Activities	(9,578)	(9,620)
Increase in Cash and Cash Equivalents	10,370	4,564
Cash and cash equivalents at beginning of period	134,692	51,580
Cash and Cash Equivalents at End of Period	$145,062	$ 56,144

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2003

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

Certain amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans.  The Company continues to account for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, establishes accounting and disclosure requirements using a fair value based method of accounting for stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2003

(UNAUDITED)

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION – Continued

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended March 31,

(in thousands, except per share amounts)	2003	2002

Net income - as reported	$18,098	$19,128
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,454)	(496)
Pro forma net income	$16,644	$18,632

Net income per share:
Basic - as reported	$0.54	$0.68
Basic - pro forma	$0.49	$0.66

Assuming dilution - as reported	$0.51	$0.60
Assuming dilution - pro forma	$0.47	$0.59

 NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  The Company’s effective rate varies from the statutory rate primarily due to state income taxes and non-deductible amortization.

NOTE D—ACQUISITIONS

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

March 31, 2003

(UNAUDITED)

NOTE D—ACQUISITIONS – Continued

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

In addition, the Company has agreed to pay up to approximately $101.9 million in cash and shares of Common Stock contingent on Hobbs achieving certain financial performance goals within the next two years.  The Company has further agreed to assume and satisfy certain existing contingent earn-out and deferred compensation obligations of Hobbs from Hobbs’ prior acquisitions estimated to approximate a net present value of $30 million as of the date of acquistion.  The contingent payments and assumed existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2003

(UNAUDITED)

NOTE D—ACQUISITIONS – Continued

The following unaudited pro forma results of operations of the Company give effect to the acquisition of Hobbs as though the transaction had occurred on January 1, 2002:

	Three Months Ended March 31,

(in thousands, except per share amounts)	2003	2002

Total Revenues	$141,991	$124,652

Income before cumulative effect of accounting
change and extraordinary item	$ 18,098	$ 17,042

Net Income	$ 18,098	$ 20,519

Income per share before cumulative effect of
accounting change and extraordinary item:
Basic	$0.54	$0.59
Assuming Dilution	$0.51	$0.53

Net Income Per Share: Basic	$0.54	$0.71
Assuming Dilution	$0.51	$0.63

The pro forma net income results for the three months ended March 31, 2002 include a cumulative effect of accounting change of $3.9 million ($0.12 per share) related to the Company’s change in revenue recognition policy (see Note H) and an extraordinary loss of $0.5 million ($0.01 per share) related to Hobbs’ debt extinguishment.

During the first three months of 2003, the Company also acquired certain assets and liabilities of five insurance agencies and other accounts for approximately $26.4 million ($7.4 million in cash, $8.0 million in guaranteed future payments and 294,589 shares of Common Stock).  The purchase price may be increased based on agency profitability per the contracts.  These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2003

(UNAUDITED)

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2003 and 2002, the Company sold certain insurance accounts and other assets resulting in losses of $76 thousand and $3 thousand, respectively.  Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended March 31,

(in thousands, except per share amounts)	2003	2002
Numerator for basic net income
per share – net income	$18,098	$19,128
Effect of dilutive securities:
5.25% Convertible Subordinated Debentures	-	272
Numerator for dilutive net income per share – net income
available after assumed conversions	$18,098	$19,400

Denominator
Weighted average shares	33,503	28,149
Effect of guaranteed future shares to be issued in connection
with agency acquisitions	178	39
Denominator for basic net income per share	33,681	28,188
Effect of dilutive securities:
Employee stock options	823	1,030
Employee non-vested stock	124	151
Contingent stock – acquisitions	865	21
5.25% Convertible Subordinated Debentures	-	2,813
Dilutive potential common shares	1,812	4,015
Denominator for diluted net income per share -
adjusted weighted average shares and
assumed conversions	35,493	32,203

Net Income Per Share:
Basic	$0.54	$0.68
Assuming Dilution	$0.51	$0.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

March 31, 2003

(UNAUDITED)

NOTE G—RETIREMENT BENEFIT

In March 2003, Andrew L. Rogal, the Company’s Chairman and Chief Executive Officer, announced his decision to retire for personal reasons following the Company’s annual meeting of shareholders on May 6, 2003.  The Company recorded a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share, for the quarter ended March 31, 2003, representing a contractual retirement benefit for Mr. Rogal.  The charge consists primarily of compensation and the accelerated vesting of stock options and non-vested stock.  The Company’s Board of Directors elected Martin L. (Mell) Vaughan, III to succeed Mr. Rogal as Chairman and Chief Executive Officer.

NOTE H—CHANGES IN METHOD OF ACCOUNTING

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Results of Operations:

Three Months Ended March 31, 2003

Net income for the three months ended March 31, 2003 was $18.1 million, or $0.51 per share, compared with $19.1 million, or $0.60 per share, for the comparable period last year ..  Net income for the first quarter of 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share.  First quarter 2002 net income reflected a one-time addition, net of tax, of $3.9 million, or $0.12 per share, for a cumulative effect of an accounting change relating to revenue recognition.  In addition, non-operating losses, net of tax, were $45 thousand and $2 thousand for the three months ended March 31, 2003 and 2002, respectively.

Commissions and fees were $140.5 million, an increase of 42.4%, from commissions and fees of $98.6 million during the comparable period of the prior year.  Approximately $31.7 million of commissions were derived from acquisitions of new insurance agencies in 2003 and 2002.  This increase was offset by decreases of approximately $0.9 million from the sale of certain offices and accounts in 2003 and 2002.  Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 11.2%.  This increase principally reflects new business production, higher non-standard commissions and a continued firm rate environment.

Expenses for the quarter increased $37.2 million or 50.1%.  First quarter 2003 expenses include a one-time retirement benefit charge, before tax, of $5.2 million.  Compensation and benefits, other operating expenses and depreciation expense increased $22.6 million, $6.3 million and $0.6 million, respectively.  Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production.  Other operating expenses increased mainly due to acquisitions, higher insurance costs and increased revenue production.  Depreciation expense increased principally due to acquisitions of new insurance agencies.  Amortization of intangibles increased approximately $1.6 million due primarily to intangible assets acquired in 2003 and 2002 acquisitions, mainly Hobbs.  Interest expense increased $0.9 million due to increased borrowings slightly offset by lower rates.

The Company's overall tax rate for the three months ended March 31, 2003 was 40.8% and was comparable to 40.8% for the same period of the prior year.

Other

For the three months ended March 31, 2003, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2002.  Commission income was higher during the first quarter due to higher contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.  As a result of the factors described above, operating results for the three months ended March 31, 2003 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2003.

Liquidity and Capital Resources:

Net cash provided by operations totaled $25.3 million and $17.9 million for the three months ended March 31, 2003 and 2002, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment.  Cash expenditures for the acquisition of property and equipment were $2.8 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents.  The purchase of insurance agencies utilized cash of $3.2 million and $3.8 million in the three months ended March 31, 2003 and 2002, respectively.  Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings.  In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments.  The Company did not have any material capital expenditure commitments as of March 31, 2003.

Financing activities utilized cash of $9.6 million and $9.6 million in the three months ended March 31, 2003 and 2002, respectively, as the Company made dividend and scheduled debt payments.  The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy.  The Company did not repurchase any shares during the three months ended March 31, 2003 or 2002.  The Company is currently authorized to purchase up to $20.0 million of its Common Stock.  As of March 31, 2003, the Company has a bank credit facility of $270.7 million under which loans are due in various amounts through 2007, including $149.6 million due in 2007.  At March 31, 2003, there were loans of $170.7 million outstanding under the bank agreement, with $100.0 million available under the revolving portion of the facility for future borrowings.

The Company had a current ratio (current assets to current liabilities) of 1.15 to 1.00 as of March 31, 2003.  Shareholders' equity of $338.8 million at March 31, 2003, is improved from $310.6 million at December 31, 2002.  The debt to equity ratio at March 31, 2003 of 0.53 to 1.00 is decreased from the ratio at December 31, 2002 of 0.57 to 1.00 due to net income, the issuance of Common Stock and the accelerated vesting portion of the retirement benefit (see “Note G – Retirement Benefit” of Notes to Consolidated Financial Statements).

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

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act.  These forward-looking statements are believed by the Company to be reasonable based upon management’s current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company’s business, financial condition or operating results.  Reference is made to the discussion of “Forward-Looking Statements” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with transactions using certain investments and derivative financial instruments is not material.

Item 4.  CONTROLS AND PROCEDURES

Within 90 days of the filing of this report on Form 10-Q, the Company’s management, including the chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of that evaluation date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 6.

  EXHIBITS AND REPORTS ON FORM 8-K

a)

 Exhibits

Exhibit No.

Document

10.1

Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)

10.2

Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

b)

 Reports on Form 8-K

(i)

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 14, 2003.  The Form 8-K reported item 5 concerning the temporary suspension of the rights of participants to direct or diversify investments currently offered by the Registrant’s Retirement Savings Plan.

(ii)

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 26, 2003.  The Form 8-K which was dated March 25, 2003, reported items 5 and 7 and attached as an exhibit and incorporated by reference a press release that announced the retirement of Andrew L. Rogal, the Company’s Chairman and Chief Executive Officer, and the election of Martin L. (Mell) Vaughan, III as his successor.

(iii)

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 16, 2003.  The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the Registrant’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb, Rogal and Hamilton Company

(Registrant)

Date            May 5, 2003

By:   /s/  Andrew L. Rogal_______

Chairman and Chief Executive

Officer

(Principal Executive Officer)

Date           May  5, 2003

By:  /s/  Carolyn Jones__________

Senior Vice President, Chief

Financial Officer and

Treasurer

(Principal Financial Officer)

Date            May  5, 2003

By:  /s/  Robert W. Blanton, Jr.___

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

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      May 2, 2003

   /s/  Andrew L. Rogal

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

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date      May 2, 2003

  /s/  Carolyn Jones

Senior Vice President, Chief

Financial Officer and Treasurer

HILB, ROGAL AND HAMILTON COMPANY

EXHIBIT INDEX

Exhibit No.

Document

10.1

Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)

10.2

Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

99.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350