Form 10-Q
period 2003-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 2003-08-13
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Yes    X         No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at July 31, 2003 34,034,342

HILB, ROGAL AND HAMILTON COMPANY

INDEX

     Page

Part I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Statement of Consolidated Income

  for the three months and six months

  ended June 30, 2003 and 2002

3

Consolidated Balance Sheet

  June 30, 2003 and December 31, 2002

4

Statement of Consolidated Shareholders'

  Equity for the six months ended

  June 30, 2003 and 2002

5

Statement of Consolidated Cash Flows

  for the six months ended

  June 30, 2003 and 2002

6

Notes to Consolidated Financial

  Statements

7-12

Item 2.

Management's Discussion and Analysis

  of Financial Condition and

              Results of Operations

13-17

Item 3.

Quantitative and Qualitative Disclosures

                           About Market Risk

17

Item 4.             Controls and Procedures

17

Part II.

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security

  Holders

     18

Item 6.             Exhibits and Reports on Form 8-K

19-20

Signatures

21

PART I -- FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues
Commissions and fees	$137,868	$ 94,739	$278,367	$193,387
Investment income	820	460	1,479	974
Other	846	518	1,679	1,210
	139,534	95,717	281,525	195,571
Operating expenses
Compensation and employee benefits	75,846	52,795	151,659	106,054
Other operating expenses	24,275	17,717	47,431	34,555
Depreciation	2,292	1,730	4,580	3,440
Amortization of intangibles	2,203	563	4,356	1,085
Interest expense	2,746	1,819	5,539	3,703
Retirement benefit	-	-	5,195	-
	107,362	74,624	218,760	148,837
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	32,172	21,093	62,765	46,734
Income taxes	13,107	8,591	25,602	19,048
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	19,065	12,502	37,163	27,686
Cumulative effect of accounting change, net of tax	-	-	-	3,944
NET INCOME	$ 19,065	$ 12,502	$ 37,163	$ 31,630

Net Income Per Share – Basic:
Income before cumulative effect of accounting change	$0.56	$0.44	$1.10	$0.98
Cumulative effect of accounting change, net of tax	-	-	-	0.14
Net income	$0.56	$0.44	$1.10	$1.12

Net Income Per Share – Assuming Dilution:
Income before cumulative effect of accounting change	$0.52	$0.40	$1.03	$0.88
Cumulative effect of accounting change, net of tax	-	-	-	0.12
Net income	$0.52	$0.40	$1.03	$1.00

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

	June 30,	December 31,
(in thousands)	2003	2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,578	$134,692
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $5,720 and $5,567, respectively	200,128	175,948
Other	31,587	25,416
	231,715	201,364
Prepaid expenses and other current assets	14,167	21,509
TOTAL CURRENT ASSETS	417,460	357,565

PROPERTY AND EQUIPMENT, NET	21,234	20,386

GOODWILL	445,227	414,237
OTHER INTANGIBLE ASSETS	92,666	83,283
Less accumulated amortization	59,903	55,547
	477,990	441,973

OTHER ASSETS	12,096	13,100
	$928,780	$833,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$287,529	$235,057
Accounts payable	12,720	10,115
Accrued expenses	25,446	39,142
Premium deposits and credits due customers	34,507	33,998
Current portion of long-term debt	20,491	5,733
TOTAL CURRENT LIABILITIES	380,693	324,045

LONG-TERM DEBT	161,123	177,151

OTHER LONG-TERM LIABILITIES	29,873	21,180
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 and 50,000 shares, respectively; outstanding 34,032 and 33,484 shares, respectively	183,233	168,558
Retained earnings	173,977	143,005
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax
benefit of $696 and $977, respectively	(1,044)	(1,465)
Other	925	550
	357,091	310,648
	$928,780	$833,024

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (Loss)

Balance at January 1, 2003	$168,558	$143,005	$ (915)
Issuance of 548 shares of Common Stock	10,108
Income tax benefit from exercise of stock options	3,661
Payment of dividends ($.1825 per share)		(6,191)
Net income		37,163
Derivative gain, net of tax			421
Retirement benefit	906
Other			375
Balance at June 30, 2003	$183,233	$173,977	$ (119)

Balance at January 1, 2002	$ 55,542	$ 88,604	$ (1,344)
Issuance of 281 shares of Common Stock	2,542
Payment of dividends ($.1775 per share)		(5,063)
Net income		31,630
Derivative gain, net of tax			62
Other			190
Balance at June 30, 2002	$ 58,084	$115,171	$ (1,092)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Six Months Ended June 30,

(in thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$ 37,163	$ 31,630
Adjustments to reconcile net income to net cash
provided by operating activities:
Retirement benefit	5,195	-
Cumulative effect of accounting change, net of tax	-	(3,944)
Depreciation	4,580	3,440
Amortization of intangible assets	4,356	1,085
Net income plus retirement benefit, depreciation,
amortization, and cumulative effect of accounting
change, net of tax	51,294	32,211
Provision for losses on receivables	555	584
Provision for deferred income taxes	2,536	1,914
Loss on sale of assets	131	209
Income tax benefit from exercise of stock options	3,661	-
Changes in operating assets and liabilities
net of effects from retirement benefit and insurance
agency acquisitions and dispositions:
Increase in accounts receivable	(24,924)	(1,973)
(Increase) decrease in prepaid expenses	7,585	(274)
Increase in premiums payable to
insurance companies	37,651	1,377
Increase in premium deposits and credits due customers	509	7,174
Increase in accounts payable	297	357
Decrease in accrued expenses	(15,759)	(2,621)
Other operating activities	4,022	(2,598)
Net Cash Provided by Operating Activities	67,558	36,360

INVESTING ACTIVITIES
Purchase of held-to-maturity investments	(70)	(590)
Proceeds from maturities of held-to-maturity
investments	57	1,879
Purchase of property and equipment	(5,079)	(2,314)
Purchase of insurance agencies, net of cash acquired	(8,248)	(11,891)
Proceeds from sale of assets	135	475
Other investing activities	87	193
Net Cash Used in Investing Activities	(13,118)	(12,248)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	(15,403)	(12,851)
Proceeds from Common Stock, net of tax payments for option exercises	(960)	1,361
Dividends	(6,191)	(5,063)
Net Cash Used in Financing Activities	(17,554)	(16,553)
Increase in Cash and Cash Equivalents	36,886	7,559
Cash and cash equivalents at beginning of period	134,692	51,580
Cash and Cash Equivalents at End of Period	$171,578	$59,139

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2003

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Form 10-K for the year ended December 31, 2002.

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

June 30, 2003

(UNAUDITED)

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION – Continued

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income - as reported	$19,065	$12,502	$37,163	$31,630
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,539)	(891)	(2,993)	(1,387)
Pro forma net income	$17,526	$11,611	$34,170	$30,243

Net income per share:
Basic - as reported	$0.56	$0.44	$1.10	$1.12
Basic - pro forma	$0.52	$0.41	$1.01	$1.07

Assuming dilution - as reported	$0.52	$0.40	$1.03	$1.00
Assuming dilution - pro forma	$0.48	$0.37	$0.95	$0.95

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2003

(UNAUDITED)

NOTE D—ACQUISITIONS – Continued

Hobbs is an insurance broker serving top-tier clients and provides property and casualty insurance brokerage, risk management and executive and employee benefits services.  This acquisition allows the company to expand its capabilities in the top-tier market.  In addition, Hobbs will provide the company with additional market presence and expertise in the employee benefits services area and an increased presence in executive benefits.  Hobbs will also bring increased depth to the geographic reach of the company’s existing national platform.

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

In addition, the company will pay contingent consideration in August 2003 consisting of approximately $38.4 million in cash and the issuance of 1,751,747 shares of the company’s common stock.

The company has further agreed to assume and satisfy certain existing contingent earn-out and deferred compensation obligations of Hobbs from Hobbs’ prior acquisitions estimated to approximate a net present value of $30 million as of the date of acquisition.  The assumed existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2003

(UNAUDITED)

NOTE D—ACQUISITIONS – Continued

The following unaudited pro forma results of operations of the company give effect to the acquisition of Hobbs as though the transaction had occurred on January 1, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Total Revenues	$139,534	$121,864	$281,525	$246,450

Income before cumulative effect of accounting
change and extraordinary item	$ 19,065	$ 13,537	$ 37,163	$ 30,546

Net Income	$ 19,065	$ 13,126	$ 37,163	$ 34,079

Income per share before cumulative effect of
accounting change and extraordinary item:
Basic	$0.56	$0.47	$1.10	$1.06
Assuming Dilution	$0.52	$0.42	$1.03	$0.94
Net Income Per Share:
Basic	$0.56	$0.45	$1.10	$1.18
Assuming Dilution	$0.52	$0.41	$1.03	$1.05

The pro forma net income results for the six months ended June 30, 2002 include a cumulative effect of accounting change of $3.9 million ($0.12 per share) related to the company’s change in revenue recognition policy (see Note H) and for the three months and six months ended June 30, 2002 include an extraordinary loss of $0.5 million ($0.01 per share) related to Hobbs’ debt extinguishment.

During the first six months of 2003, the company also acquired certain assets and liabilities of six insurance agencies and other accounts for approximately $27.0 million ($8.0 million in cash, $8.0 million in guaranteed future payments and 294,761 shares of common stock).  The purchase price may be increased based on agency profitability per the contracts.  These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2003

(UNAUDITED)

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2003 and 2002, the company sold certain insurance accounts and other assets resulting in losses of $131 thousand and $209 thousand, respectively.  Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Numerator for basic net income
per share – net income	$19,065	$12,502	$37,163	$31,630
Effect of dilutive securities:
5.25% Convertible Subordinated Debentures	-	273	-	545
Numerator for dilutive net income per share – net income
available after assumed conversions	$19,065	$12,775	$37,163	$32,175

Denominator
Weighted average shares	33,753	28,229	33,628	28,189
Effect of guaranteed future shares to be issued in connection
with agency acquisitions	158	26	168	32
Denominator for basic net income per share	33,911	28,255	33,796	28,221
Effect of dilutive securities:
Employee stock options	738	1,060	781	1,045
Employee non-vested stock	105	166	114	159
Contingent stock – acquisitions	1,801	38	1,333	30
5.25% Convertible Subordinated Debentures	-	2,813	-	2,813
Dilutive potential common shares	2,644	4,077	2,228	4,047
Denominator for diluted net income per share -
adjusted weighted average shares and
assumed conversions	36,555	32,332	36,024	32,268

Net Income Per Share:
Basic	$0.56	$0.44	$1.10	$1.12
Assuming Dilution	$0.52	$0.40	$1.03	$1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB, ROGAL AND HAMILTON COMPANY AND SUBSIDIARIES

June 30, 2003

(UNAUDITED)

NOTE G—RETIREMENT BENEFIT

In March 2003, Andrew L. Rogal, the company’s chairman and chief executive officer, announced his decision to retire for personal reasons following the company’s annual meeting of shareholders on May 6, 2003.  The company recorded a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share, for the three months ended March 31, 2003, representing a contractual retirement benefit for Mr. Rogal.  The charge consists primarily of compensation and the accelerated vesting of stock options and non-vested stock.  The company’s board of directors elected Martin L. (Mell) Vaughan, III to succeed Mr. Rogal as chairman and chief executive officer.

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

NOTE I—SUBSEQUENT EVENT

Subsequent to June 30, 2003, the company amended the bank credit facility increasing the available revolving credit portion of the facility to $130.0 million and extending the revolving credit maturity to December 31, 2006. In addition, the company modified certain covenants and repaid $12.9 million of the term loans outstanding under the bank credit facility at June 30, 2003.  The company has classified this $12.9 million as current debt on the June 30, 2003 balance sheet.

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

Results of Operations:

Three Months Ended June 30, 2003

Net income for the three months ended June 30, 2003 was $19.1 million, or $0.52 per share, compared with $12.5 million, or $0.40 per share, for the comparable period last year.  In addition, non-operating losses, net of tax, were $32 thousand and $122 thousand for the three months ended June 30, 2003 and 2002, respectively.  Non-operating gains and losses relate to the sale of insurance accounts and other assets. In calculating the per share amount, the dilutive shares for the quarter increased 13.1%, reflecting shares issuable for acquisition-related contingent payments--primarily Hobbs--and shares issued over the past twelve months for acquisitions and a public offering.

Commissions and fees were $137.9 million, an increase of 45.5%, from commissions and fees of $94.7 million during the comparable period of the prior year.  Approximately $38.1 million of commissions were derived from acquisitions of new insurance agencies in 2003 and 2002.  This increase was offset by decreases of approximately $0.5 million from the sale of certain offices and accounts in 2003 and 2002.  Excluding the effect of acquisitions and divestitures, commissions and fees from operations owned during both periods increased 5.9%.  This increase principally reflects new business production and a continued positive rate environment.

Expenses for the quarter increased $32.7 million or 43.9%.  Compensation and benefits, other operating expenses and depreciation expense increased $23.1 million, $6.6 million and $0.6 million, respectively.  Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production.  Other operating expenses increased mainly due to acquisitions and increased revenue production.  Depreciation expense increased principally due to acquisitions of new insurance agencies.  Amortization of intangibles increased approximately $1.6 million due primarily to intangible assets acquired in 2003 and 2002 acquisitions, mainly Hobbs.  Interest expense increased $0.9 million due to increased borrowings related to acquisitions slightly offset by lower rates.

The company’s overall tax rate for the three months ended June 30, 2003 was 40.7% and was comparable to 40.7% for the same period of the prior year.

Six Months Ended June 30, 2003

Net income for the six months ended June 30, 2003 increased to $37.2 million, or $1.03 per share, from $31.6 million, or $1.00 per share, for the prior year period.  Net income for the first six months of 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share.   For the 2002 six-month period, net income reflected a one-time addition, net of tax, of $3.9 million, or $0.12 per share, for a cumulative effect of an accounting change relating to revenue recognition.  The per share amount for the six months is based on a 11.6% higher dilutive share count than the prior year due to similar factors as noted above for the three-month period.  In addition, non-operating losses, net of tax, were $78 thousand and $124 thousand for the six months ended June 30, 2003 and 2002, respectively.

Commissions and fees for the first six months of 2003 increased 43.9% to $278.4 million from $193.4 million during the prior year period.  Acquisitions of new insurance agencies in 2003 and 2002 contributed commissions of approximately $69.8 million.  This increase was offset by decreases of approximately $1.4 million from the sale of certain offices and accounts in 2003 and 2002.  Excluding the effect of acquisitions and divestitures, commissions and fees from operations owned during both periods increased 8.6%.  This increase principally reflects the same trends identified above for the three-month period, in addition to higher contingent and override commissions, which are heavily weighted in the first quarter.

Expenses for the six months ended June 30, 2003 increased $69.9 million or 47.0% from the prior year period.  For the 2003 six-month period, expenses include a one-time retirement benefit charge, before tax, of $5.2 million.  Other increases from the prior year were $45.6 million in compensation and benefits, $12.9 million in other operating expenses and $1.1 million in depreciation expense.  Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production.  Other operating expenses increased mainly due to acquisitions, higher insurance costs and increased revenue production.  Depreciation expense increased principally due to acquisitions of new insurance agencies.  Amortization of intangibles increased approximately $3.3 million due primarily to intangible assets acquired in 2003 and 2002 acquisitions, mainly Hobbs.  Interest expense increased $1.8 million due to increased borrowings related to acquisitions slightly offset by lower rates.

The company’s overall tax rate for the six months ended June 30, 2003 was 40.8% and was comparable to 40.8% for the same period of the prior year.

Other

For the three months ended June 30, 2003, net income as a percentage of revenues did not vary significantly from the three months ended March 31, 2003.  Commission income was higher during the three months ended March 31, 2003 due to higher contingent commissions, the majority of which are historically received during the first quarter.  In addition, net income for the three months ended March 31, 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.  As a result of the factors described above, operating results for the six months ended June 30, 2003 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2003.

Liquidity and Capital Resources:

Net cash provided by operations totaled $67.6 million and $36.4 million for the six months ended June 30, 2003 and 2002, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The company has historically generated sufficient funds internally to finance capital expenditures for property and equipment.  Cash expenditures for the acquisition of property and equipment were $5.1 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents.  The purchase of insurance agencies utilized cash of $8.2 million and $11.9 million in the six months ended June 30, 2003 and 2002, respectively.  Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings.  In addition, a portion of the purchase price in such acquisitions may be paid through the company’s common stock and/or deferred cash and common stock payments.  The company did not have any material capital expenditure commitments as of June 30, 2003.

Financing activities utilized cash of $17.6 million and $16.6 million in the six months ended June 30, 2003 and 2002, respectively, as the company made dividend and scheduled debt payments.  The company has annually increased its dividend rate and anticipates the continuance of its dividend policy.  The company did not repurchase any shares during the six months ended June 30, 2003 or 2002.  The company is currently authorized to purchase up to $50.0 million of its common stock in 2003 and $20.0 million annually in subsequent years subject to market conditions and other factors.  As of June 30, 2003, the company had a bank credit facility of $268.0 million under which loans are due in various amounts through 2007, including $149.6 million due in 2007.  At June 30, 2003, there were loans of $168.0 million outstanding under the bank agreement, with $100.0 million available under the revolving portion of the facility for future borrowings.

Subsequent to June 30, 2003, the company amended the bank credit facility increasing the available revolving credit portion of the facility to $130.0 million and extending the revolving credit maturity to December 31, 2006. In addition, the company modified certain covenants of the bank credit facility and repaid $12.9 million of the term loans outstanding under the bank credit facility at June 30, 2003.  The company has classified this $12.9 million balance as current debt on the June 30, 2003 balance sheet.

The company had a current ratio (current assets to current liabilities) of 1.10 to 1.00 as of June 30, 2003.  Shareholders' equity of $357.1 million at June 30, 2003, improved from $310.6 million at December 31, 2002.  The debt to equity ratio at June 30, 2003 of 0.45 to 1.00 is decreased from the ratio at December 31, 2002 of 0.57 to 1.00 due to net income, the issuance of common stock, decreased debt and the accelerated vesting portion of the retirement benefit (see “Note G – Retirement Benefit” of Notes to Consolidated Financial Statements).

The company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the company’s short and long-term funding needs.

Business Acquisition

On July 1, 2002, the company acquired Hobbs pursuant to a purchase agreement dated May 10, 2002. Hobbs is one of the nation’s premier insurance brokers serving top-tier clients and provides property and casualty insurance brokerage, risk management and executive and employee benefits services. The amount the company paid in connection with the acquisition consisted of $116.5 million in cash and the issuance of 719,729 shares of the company’s common stock. In addition, the company will pay contingent consideration in August 2003 consisting of $38.4 million in cash and the issuance of 1,751,747 shares of the company’s common stock.

Under the contingent consideration provisions of the purchase agreement, the company had the right to substitute cash for a portion of the shares earned. The diluted weighted average share count for the second quarter of 2003, as reported in the company’s July 21, 2003 press release, reflected the maximum number of shares issuable under the contingent consideration provisions. Based upon the payment components disclosed above, the diluted weighted average share counts disclosed in this report decreased 325,145 shares and 162,572 shares for the three-month and six-month periods ended June 30, 2003, respectively.

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

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-Q, the company’s management, including the chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the company’s management, including the chief executive officer and chief financial officer, concluded that the company’s disclosure controls and procedures were effective as of that evaluation date. There have been no significant changes in the company’s internal control over financial reporting during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

The annual meeting of shareholders (the “Meeting”) of the company was held on Tuesday, May 6, 2003.

c)

The shareholders voted for the election of four (4) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2006 and until their successors are elected and one (1) director to serve for a term of one (1) year expiring on the date of the annual meeting in 2004 and until his successor is elected.  The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-Votes

Robert W. Fiondella (three year term)	24,710,061	7,297,983	1,847,687
Thomas A. Golub (one year term)	28,284,869	3,723,175	1,847,687
Robert H. Hilb (three year term)	24,983,807	7,024,237	1,847,687
Julious P. Smith, Jr. (three year term)	27,691,794	4,316,250	1,847,687
Martin L. Vaughan, III (three year term)	31,061,501	946,543	1,847,687

In addition, the shareholders voted to approve the company’s Amended and Restated Articles of Incorporation and to approve an amendment and restatement of the company’s 2000 Stock Incentive Plan.  The results of the voting are set forth below.

	Votes For	Votes Against	Votes Withheld	Non-Votes

Amended and Restated Articles
of Incorporation	26,265,377	1,782,134	3,960,533	1,847,687
2000 Stock Incentive Plan	24,424,332	3,350,810	4,232,902	1,847,687

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.

  EXHIBITS AND REPORTS ON FORM 8-K

a)

 Exhibits

   Exhibit No.

Document

3.1	Amended and Restated Articles of Incorporation of Hilb, Rogal and Hamilton Company (incorporated by reference to Exhibit 3.1 to the company’s Form 8-K dated August 11, 2003, File No. 0-15981)
3.2	Bylaws of Hilb, Rogal and Hamilton Company (Amended and Restated May 6, 2003)(incorporated by reference to Exhibit 3.2 to the company’s Form 8-K dated August 11, 2003, File No. 0-15981)
10.1	First Amendment to Amended and Restated Consulting Agreement between the company and Robert H. Hilb
10.2

Revolver Increase and Extension Agreement, dated as of July 18, 2003, among the company, as Borrower; the revolving lenders named therein; and Wachovia Bank, National Association, as administrative agent

10.3	First Amendment to Credit Agreement, dated as of July 16, 2003, among the company, as Borrower; and Wachovia Bank, National Association, as administrative agent
10.4	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the company and Martin L. Vaughan, III dated May 6, 2003
10.5	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the company and Martin L. Vaughan, III dated May 6, 2003
10.6	Severance Agreement by and between the company and Thomas A. Golub dated August 5, 2003
31.1	Certification Statement of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2	Certification Statement of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

b)

 Reports on Form 8-K

(i)

The company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 16, 2003.  The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the company’s financial results for the quarter ended March 31, 2003.

(ii)

The company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 22, 2003.  The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the company’s financial results for the quarter ended June 30, 2003.

(iii)

The company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 11, 2003.  The Form 8-K reported items 5 and 7 and attached as exhibits amended and restated articles of incorporation and amended and restated bylaws of the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb, Rogal and Hamilton Company

      (Registrant)

Date August 13, 2003

By:   /s/  Martin L. Vaughan, III___

Martin L. Vaughan, III

Chairman and Chief Executive

Officer

(Principal Executive Officer)

Date August 13, 2003

By:  /s/  Carolyn Jones__________

Carolyn Jones

Senior Vice President, Chief

Financial Officer and

Treasurer

(Principal Financial Officer)

Date August 13, 2003

By:  /s/  Robert W. Blanton, Jr.___

Robert W. Blanton, Jr.

Vice President and Controller

(Chief Accounting Officer)

HILB, ROGAL AND HAMILTON COMPANY

EXHIBIT INDEX

Exhibit No.

Document

3.1	Amended and Restated Articles of Incorporation of Hilb, Rogal and Hamilton Company (incorporated by reference to Exhibit 3.1 to the company’s Form 8-K dated August 11, 2003, File No. 0-15981)
3.2	Bylaws of Hilb, Rogal and Hamilton Company (Amended and Restated May 6, 2003)(incorporated by reference to Exhibit 3.2 to the company’s Form 8-K dated August 11, 2003, File No. 0-15981)
10.1	First Amendment to Amended and Restated Consulting Agreement between the company and Robert H. Hilb
10.2

Revolver Increase and Extension Agreement, dated as of July 18, 2003, among the company, as Borrower; the revolving lenders named therein; and Wachovia Bank, National Association, as administrative agent

10.3	First Amendment to Credit Agreement, dated as of July 16, 2003, among the company, as Borrower; and Wachovia Bank, National Association, as administrative agent
10.4	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the company and Martin L. Vaughan, III dated May 6, 2003
10.5	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the company and Martin L. Vaughan, III dated May 6, 2003
10.6	Severance Agreement by and between the company and Thomas A. Golub dated August 5, 2003
31.1	Certification Statement of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2	Certification Statement of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350