Form 10-Q
period 2003-09-30
HILB ROGAL & HAMILTON CO /VA/
filed 2003-11-13
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission file number  0-15981

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

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

Yes    X         No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at November 1, 2003 35,952,458

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

INDEX

     Page

Part I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Statement of Consolidated Income

  for the three months and nine months

  ended September 30, 2003 and 2002

3

Consolidated Balance Sheet

  September 30, 2003 and December 31, 2002

4

Statement of Consolidated Shareholders'

  Equity for the nine months ended

  September 30, 2003 and 2002

5

Statement of Consolidated Cash Flows

  for the nine months ended

  September 30, 2003 and 2002

6

Notes to Consolidated Financial

  Statements

7-13

Item 2.

Management's Discussion and Analysis

  of Financial Condition and

              Results of Operations

14-18

Item 3.

Quantitative and Qualitative Disclosures

                           About Market Risk

18

Item 4.             Controls and Procedures

18

Part II.

OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

19-20

Signatures

21

PART I -- FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues
Commissions and fees	$137,133	$126,834	$415,500	$320,222
Investment income	775	633	2,253	1,606
Other	1,466	1,023	3,146	2,233
	139,374	128,490	420,899	324,061
Operating expenses
Compensation and employee benefits	73,856	69,795	225,515	175,849
Other operating expenses	24,051	21,922	71,482	56,478
Depreciation	2,322	1,998	6,902	5,438
Amortization of intangibles	2,353	1,920	6,708	3,004
Interest expense	2,556	3,786	8,095	7,489
Integration costs	3,174	-	3,174	-
Retirement benefit	-	-	5,195	-
	108,312	99,421	327,071	248,258
INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	31,062	29,069	93,828	75,803

Income taxes	12,677	11,820	38,280	30,868

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	18,385	17,249	55,548	44,935

Cumulative effect of accounting change, net of tax	-	-	-	3,944
NET INCOME	$ 18,385	$ 17,249	$ 55,548	$ 48,879

Net Income Per Share – Basic:
Income before cumulative effect of accounting change	$0.52	$0.59	$1.62	$1.58
Cumulative effect of accounting change, net of tax	-	-	-	0.13
Net income	$0.52	$0.59	$1.62	$1.71

Net Income Per Share – Assuming Dilution:
Income before cumulative effect of accounting change	$0.50	$0.53	$1.53	$1.41
Cumulative effect of accounting change, net of tax	-	-	-	0.12
Net income	$0.50	$0.53	$1.53	$1.53

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	September 30,	December 31,
(in thousands)	2003	2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,994	$134,692
Receivables: Premiums and commissions, less allowance for doubtful
accounts of $4,371 and $5,567, respectively	180,487	175,948
Other	32,479	25,416
	212,966	201,364
Prepaid expenses and other current assets	15,105	21,509
TOTAL CURRENT ASSETS	366,065	357,565

PROPERTY AND EQUIPMENT, NET	22,647	20,386

GOODWILL	550,158	414,237
OTHER INTANGIBLE ASSETS	96,800	83,283
Less accumulated amortization	62,255	55,547
	584,703	441,973

OTHER ASSETS	13,960	13,100
	$987,375	$833,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$271,550	$235,057
Accounts payable	13,134	10,115
Accrued expenses	32,032	39,142
Premium deposits and credits due customers	40,488	33,998
Current portion of long-term debt	8,768	5,733
TOTAL CURRENT LIABILITIES	365,972	324,045

LONG-TERM DEBT	161,635	177,151

OTHER LONG-TERM LIABILITIES	34,524	21,180
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 and 50,000 shares, respectively; outstanding 35,721 and 33,484 shares, respectively	236,074	168,558
Retained earnings	189,041	143,005
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax
benefit of $513 and $977, respectively	(770)	(1,465)
Other	899	550
	425,244	310,648
	$987,375	$833,024

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

			Accumulated
			Other
	Common	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Earnings	Income (Loss)

Balance at January 1, 2003	$168,558	$143,005	$ (915)
Issuance of 2,515 shares of Common Stock	71,268
Repurchase of 278 shares of Common Stock	(8,339)
Income tax benefit from exercise of stock options	3,681
Payment of dividends ($.2750 per share)		(9,512)
Net income		55,548
Derivative gain, net of tax			695
Retirement benefit	906
Other			349
Balance at September 30, 2003	$236,074	$189,041	$ 129

Balance at January 1, 2002	$ 55,542	$ 88,604	$(1,344)
Issuance of 1,066 shares of Common Stock	34,048
Payment of dividends ($.2675 per share)		(7,708)
Net income		48,879
Derivative loss, net of tax			(178)
Other	-		331
Balance at September 30, 2002	$89,590	$129,775	$(1,191)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Nine Months Ended September 30,

(in thousands)	2003	2002
OPERATING ACTIVITIES
Net income	$ 55,548	$ 48,879
Adjustments to reconcile net income to net cash provided by operating activities:
Retirement benefit	5,195	-
Integration costs	3,174	-
Depreciation	6,902	5,438
Amortization of intangible assets	6,708	3,004
Cumulative effect of accounting change, net of tax	-	(3,944)
Net income plus retirement benefit, integration costs, depreciation, amortization, and cumulative effect of accounting change, net of tax	77,527	53,377
Provision for losses on receivables	1,025	923
Provision for deferred income taxes	3,964	2,870
(Gain) loss on sale of assets	(531)	115
Income tax benefit from exercise of stock options	3,681	-
Changes in operating assets and liabilities net of effects from retirement benefit, integration costs and insurance agency acquisitions and dispositions:
(Increase) decrease in receivables	1,113	(14,079)
(Increase) decrease in prepaid expenses	6,506	(611)
Increase in premiums payable to insurance companies	6,478	14,555
Increase in premium deposits and credits due customers	6,489	11,021
Increase (decrease) in accounts payable	1,190	(194)
Increase (decrease) in accrued expenses	(12,070)	10,509
Other operating activities	4,153	(3,592)
Net Cash Provided by Operating Activities	99,525	74,894

INVESTING ACTIVITIES
Purchase of held-to-maturity investments	(79)	(611)
Proceeds from maturities of held-to-maturity investments	223	2,629
Purchase of property and equipment	(8,485)	(4,405)
Purchase of insurance agencies, net of cash acquired	(45,895)	(105,559)
Proceeds from sale of assets	831	1,492
Other investing activities	832	577
Net Cash Used in Investing Activities	(52,573)	(105,877)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,000	160,000
Principal payments on long-term debt	(29,556)	(57,684)
Debt issuance costs	(557)	(2,356)
Proceeds from Common Stock, net of tax payments for options exercised	(686)	1,228
Repurchase of Common Stock	(8,339)	-
Dividends	(9,512)	(7,708)
Net Cash (Used in) Provided by Financing Activities	(43,650)	93,480
Increase in Cash and Cash Equivalents	3,302	62,497
Cash and cash equivalents at beginning of period	134,692	51,580
Cash and Cash Equivalents at End of Period	$137,994	$114,077

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Form 10-K for the year ended December 31, 2002.

Certain amounts for the prior period have been reclassified to conform to current year presentation.

NOTE B—COMPANY NAME CHANGE

In September 2003, the company announced that it was changing its name to Hilb Rogal & Hobbs Company and immediately began doing business under the new name.  The company’s board of directors approved an amendment to the company’s articles of incorporation to change the name subject to approval by the company’s shareholders at the May 2004 annual meeting.  The company’s New York Stock Exchange ticker symbol will continue as “HRH.”

NOTE C—ACCOUNTING FOR STOCK-BASED COMPENSATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE C—ACCOUNTING FOR STOCK-BASED COMPENSATION – Continued

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income - as reported	$18,385	$17,249	$55,548	$48,879
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,109)	(1,771)	(5,102)	(3,158)
Pro forma net income	$16,276	$15,478	$50,446	$45,721

Net income per share:
Basic - as reported	$0.52	$0.59	$1.62	$1.71
Basic - pro forma	$0.46	$0.53	$1.47	$1.60

Assuming dilution - as reported	$0.50	$0.53	$1.53	$1.53
Assuming dilution - pro forma	$0.45	$0.47	$1.39	$1.43

NOTE D—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  The company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE E—ACQUISITIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE E—ACQUISITIONS – Continued

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

The amount the company paid in connection with the acquisition consisted of approximately $116.5 million in cash, which included acquisition costs of $2.3 million and the company’s assumption and retirement of certain debt of Hobbs, and the issuance to the members of Hobbs (other than HIRAC) and the shareholders of HIRAC of an aggregate of 719,729 shares of the company’s common stock valued at $31.6 million.  In addition, the company paid contingent consideration in August 2003 consisting of $38.4 million in cash and the issuance of 1,751,747 shares of the company’s common stock valued at $56.7 million.  The values of the shares issued were determined based on the average market price of the company’s stock over the period including two days before and after the date at which the number of shares to be issued became fixed.

The company has further agreed to assume and satisfy certain existing contingent earn-out and deferred compensation obligations of Hobbs from Hobbs’ prior acquisitions estimated to approximate a net present value of $30 million as of the date of acquisition.  The assumed contingent payments and existing earn-outs will be recorded when their respective contingencies are resolved and consideration is paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE E—ACQUISITIONS – Continued

The following unaudited pro forma results of operations of the company give effect to the acquisition of Hobbs as though the transaction had occurred on January 1, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Total Revenues	$139,374	$128,490	$420,899	$374,940

Income before cumulative effect of accounting
change and extraordinary item	$ 18,385	$ 17,249	$ 55,548	$ 47,795

Net Income	$ 18,385	$ 17,249	$ 55,548	$ 51,328

Income per share before cumulative effect of
accounting change and extraordinary item:
Basic	$0.52	$0.59	$1.62	$1.65
Assuming Dilution	$0.50	$0.53	$1.53	$1.47

Net Income Per Share: Basic	$0.52	$0.59	$1.62	$1.77
Assuming Dilution	$0.50	$0.53	$1.53	$1.58

The pro forma net income results for the nine months ended September 30, 2002 include a cumulative effect of accounting change of $3.9 million ($0.12 per share) related to the company’s change in revenue recognition policy (see Note L) and an extraordinary loss of $0.4 million ($0.01 per share) related to Hobbs’ debt extinguishment.

During the first nine months of 2003, the Company also acquired certain assets and liabilities of eight insurance agencies and other accounts for approximately $36.9 million ($12.5 million in cash, $10.9 million in guaranteed future payments and 369,558 shares of common stock).  The purchase price may be increased based on agency profitability as provided in the contracts.  These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE F—SALE OF ASSETS

During the nine months ended September 30, 2003 and 2002, the company sold certain insurance accounts and other assets resulting in gains of $531 thousand and losses of $115 thousand, respectively.  Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE G—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Numerator for basic net income
per share – net income	$18,385	$17,249	$55,548	$48,879
Effect of dilutive securities:
5.25% Convertible Subordinated Debentures	-	273	-	818
Numerator for dilutive net income per share – net income
available after assumed conversions	$18,385	$17,522	$55,548	$49,697

Denominator
Weighted average shares	34,707	29,096	33,988	28,491
Effect of guaranteed future shares to be issued in connection
with agency acquisitions	324	28	220	31
Denominator for basic net income per share	35,031	29,124	34,208	28,522
Effect of dilutive securities:
Employee stock options	658	1,061	740	1,050
Employee non-vested stock	111	133	113	150
Contingent stock – acquisitions	729	39	1,131	34
5.25% Convertible Subordinated Debentures	-	2,813	-	2,813
Dilutive potential common shares	1,498	4,046	1,984	4,047
Denominator for diluted net income per share -
adjusted weighted average shares and
assumed conversions	36,529	33,170	36,192	32,569

Net Income Per Share:
Basic	$0.52	$0.59	$1.62	$1.71
Assuming Dilution	$0.50	$0.53	$1.53	$1.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE H—INTEGRATION COSTS

The company began the integration of Hobbs with the rest of the company subsequent to June 30, 2003 with the completion of the Hobbs earn-out.  For the three months and nine months ended September 30, 2003, the company recognized integration costs, net of tax, of $1.9 million, or $0.06 per share.  These amounts represent costs such as severance, other employee-related costs and branding-related expenses.

NOTE I—RETIREMENT BENEFIT

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

NOTE J—LONG-TERM DEBT

In July 2003, the company amended the bank credit facility to increase the available revolving credit portion of the facility to $130.0 million and extend the revolving credit maturity to December 31, 2006.  In addition, the company modified certain covenants and repaid $12.9 million of the term loans outstanding under the bank credit facility.

NOTE K—ACCOUNTING PRONOUNCEMENT

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46’s consolidation provisions applied immediately to variable interests in variable interest entities (VIEs) created after January 31, 2003.  For variable interests created in VIEs before February 1, 2003, FIN 46’s consolidation provisions apply as of the end of the first interim or annual period ending after December 15, 2003, or as of December 31, 2003 for the company.  The company did not create any variable interests in VIEs subsequent to January 31, 2003.  The company is continuing to evaluate the effect of FIN 46 but does not expect that it will have a material effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2003

(UNAUDITED)

NOTE L—CHANGES IN METHOD OF ACCOUNTING

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITION AND RESULTS OF OPERATIONS

In September 2003, the company announced that it was changing its name to Hilb Rogal & Hobbs Company and immediately began doing business under the new name.  The company’s board of directors approved an amendment to the company’s articles of incorporation to change the name subject to approval by the company’s shareholders at the May 2004 annual meeting.  The company’s New York Stock Exchange ticker symbol will continue as “HRH.”

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

Results of Operations:

Three Months Ended September 30, 2003

Net income for the three months ended September 30, 2003 was $18.4 million, or $0.50 per share, compared with $17.2 million, or $0.53 per share, for the comparable period last year.  Net income for the 2003 quarter included integration costs, net of tax, of $1.9 million, or $0.06 per share.  Integration costs represent costs such as severance, other employee-related costs and branding-related expenses related to the Hobbs integration.  In addition, non-operating gains, net of tax, were $391 thousand and $56 thousand for the three months ended September 30, 2003 and 2002, respectively.  Non-operating gains and losses relate to the sale of insurance accounts and other assets.  Dilutive weighted average shares outstanding for the quarter increased 10.1% from a year ago, reflecting acquisition-related share issuances – primarily for Hobbs – and a public offering in November 2002.

Commissions and fees were $137.1 million, an increase of 8.1%, from commissions and fees of $126.8 million during the comparable period of the prior year.  Approximately $6.6 million of commissions were derived from acquisitions of new insurance agencies in 2003 and 2002.  This increase was offset by decreases of approximately $0.6 million from the sale of certain offices and accounts in 2003 and 2002.  Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 3.4%.  This organic growth was impacted by industry trends, including lower than expected premium increases, particularly in complex property insurance, program redesigns induced by client economic pressures, and legislative uncertainties in executive benefits, and by an unexpected productivity lull at Hobbs that occurred after the earn-out.  In addition, revenues for any given quarter will vary based on the timing of net new business, policy renewals and billings.

Expenses for the quarter increased $8.9 million or 8.9%, which included Hobbs integration costs of $3.2 million as described above.  Compensation and benefits, other operating expenses and depreciation expense increased $4.1 million, $2.1 million and $0.3 million, respectively.  Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production partially offset by reductions for performance-based compensation.  Other operating expenses increased mainly due to acquisitions and increased revenue production.  Depreciation expense increased principally due to acquisitions of new insurance agencies.  Amortization of intangibles increased approximately $0.4 million due primarily to intangible assets acquired in 2003. Interest expense decreased $1.2 million due to reduced borrowings primarily generated by the company’s repayment of outstanding term loans in July 2003 and the conversion of the company’s convertible debt to stock in November 2002.

The company's overall tax rate for the three months ended September 30, 2003 was 40.8% and was comparable to 40.7% for the same period of the prior year.

Nine Months Ended September 30, 2003

Net income for the nine months ended September 30, 2003 increased to $55.5 million, or $1.53 per share, from $48.9 million, or $1.53 per share, for the prior year period.  Net income for the nine months ended September 30, 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share, and Hobbs integration costs, net of tax, of $1.9 million, or $0.06 per share.  For the 2002 nine-month period, net income reflected a one-time addition, net of tax, of $3.9 million, or $0.12 per share, for a cumulative effect of an accounting change relating to revenue recognition.  In addition, non-operating gains, net of tax, were $313 thousand and non-operating losses, net of tax, were $68 thousand for the nine months ended September 30, 2003 and 2002, respectively.  The per share amount for the nine months is based on an 11.1% higher dilutive share count than the prior year due to similar factors as noted above for the three-month period.

Commissions and fees for the nine months ended September 30, 2003 increased 29.8% to $415.5 million from $320.2 million during the prior year period.  Approximately $76.4 million of commissions were derived from acquisitions of new insurance agencies in 2003 and 2002.  This increase was offset by decreases of approximately $2.0 million from the sale of certain offices and accounts in 2003 and 2002.  Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 6.5%.  This organic growth principally reflects similar trends as noted for the three-month period, in addition to higher contingent and override commissions, which are heavily weighted in the first quarter.

Expenses for the nine months ended September 30, 2003 increased $78.8 million or 31.7% from the prior year period.  For the 2003 nine-month period, expenses include a one-time retirement benefit charge of $5.2 million and Hobbs integration costs of $3.2 million.  Compensation and benefits, other operating expenses and depreciation expense increased $49.7 million, $15.0 million and $1.5 million, respectively.  Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production slightly offset by reductions for performance-based compensation.  Other operating expenses increased mainly due to acquisitions, higher insurance costs and increased revenue production.  Depreciation expense increased principally due to acquisitions of new insurance agencies.  Amortization of intangibles increased approximately $3.7 million due primarily to intangible assets acquired in 2003 and 2002 acquisitions, mainly Hobbs.  Interest expense increased $0.6 million due to increased borrowings related to the Hobbs acquisition partially offset by the factors noted above for the quarter.

The company's overall tax rate for the nine months ended September 30, 2003 was 40.8% and was comparable to 40.7% for the same period of the prior year.

Other

For the three months ended September 30, 2003, net income as a percentage of revenues did not vary significantly from the three months ended June 30, 2003.  Commission income was consistent for the two periods.  In addition, net income for the three months ended September 30, 2003 included integration costs, net of tax, of $1.9 million.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.  As a result of the factors described above, operating results for the nine months ended September 30, 2003 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2003.

Liquidity and Capital Resources:

Net cash provided by operations totaled $99.5 million and $74.9 million for the nine months ended September 30, 2003 and 2002, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The company has historically generated sufficient funds internally to finance capital expenditures for property and equipment.  Cash expenditures for the acquisition of property and equipment were $8.5 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents.  The purchase of insurance agencies utilized cash of $45.9 million and $105.6 million in the nine months ended September 30, 2003 and 2002, respectively.  Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings.  In addition, a portion of the purchase price in such acquisitions may be paid through the company’s common stock and/or deferred cash and common stock payments.  The company did not have any material capital expenditure commitments as of September 30, 2003.

Financing activities utilized cash of $43.7 million and provided cash of $93.5 million in the nine months ended September 30, 2003 and 2002, respectively, as the company repurchased common stock in 2003 and made dividend and debt payments.  The company has annually increased its dividend rate and anticipates the continuance of its dividend policy.  The company repurchased 278,400 shares of its common stock for $8.3 million during the nine months ended September 30, 2003.  In addition, the company repurchased 293,300 shares of its common stock for $8.7 million in the month of October 2003.  The company did not repurchase any shares during the nine months ended September 30, 2002.  The company is currently authorized to purchase up to $50.0 million of its common stock in 2003 and $20.0 million annually in subsequent years subject to market conditions and other factors.  As of September 30, 2003, the company has a bank credit facility with $154.7 million outstanding under a term loan facility and $130.0 million available for future borrowings under a revolving credit facility.  The term loan facility is due in various amounts through 2007, including $149.6 million due in 2007.

In July 2003, the company amended the bank credit facility to increase the available revolving credit portion of the facility to $130.0 million and extend the revolving credit maturity to December 31, 2006. In addition, the company modified certain covenants of the bank credit facility and repaid $12.9 million of the term loans outstanding under the bank credit facility.

The company had a current ratio (current assets to current liabilities) of 1.00 to 1.00 as of September 30, 2003.  Shareholders' equity of $425.2 million at September 30, 2003, is improved from $310.6 million at December 31, 2002.  The debt to equity ratio at September 30, 2003 of 0.38 to 1.00 is decreased from the ratio at December 31, 2002 of 0.57 to 1.00 due to net income, the issuance of common stock and decreased debt partially offset by repurchases of the company’s common stock.

The company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the company's short and long-term funding needs.

Business Acquisition

On July 1, 2002, the company acquired Hobbs pursuant to a purchase agreement dated May 10, 2002.  Hobbs is one of the nation’s premier insurance brokers serving top-tier clients and provides property and casualty insurance brokerage, risk management and executive and employee benefits services.  The amount the company paid in connection with the acquisition consisted of $116.5 million in cash and the issuance of 719,729 shares of the company’s common stock.  In addition, the company paid contingent consideration in August 2003 consisting of $38.4 million in cash and the issuance of 1,751,747 shares of the company’s common stock.

Market Risk

The company has certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the company believes that exposure to market risk associated with these instruments is not material.

Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46’s consolidation provisions applied immediately to variable interests in variable interest entities (VIEs) created after January 31, 2003.  For variable interests created in VIEs before February 1, 2003, FIN 46’s consolidation provisions apply as of the end of the first interim or annual period ending after December 15, 2003, or as of December 31, 2003 for the company.   The company did not create any variable interests in VIEs subsequent to January 31, 2003.  The company is continuing to evaluate the effect of FIN 46 but does not expect that it will have a material effect.

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

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-Q, the company’s management, including the chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the company’s management, including the chief executive officer and chief financial officer, concluded that the company’s disclosure controls and procedures were effective as of that evaluation date. Management is also responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There have been no changes in the company’s internal control over financial reporting during the three months ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.

  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

Exhibit No.	Document
10.1

Revolver Increase and Extension Agreement, dated as of July 18, 2003, among the company, as Borrower; the revolving lenders named therein; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.2

First Amendment to Credit Agreement, dated as of July 16, 2003, among the company, as Borrower; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.3

Severance Agreement by and between the company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)

 Reports on Form 8-K

(i)

The company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 22, 2003.  The Form 8-K reported items 7 and 12 (under item 9) and attached as an exhibit and incorporated by reference a press release that reported the company’s financial results for the quarter ended June 30, 2003.

(ii)

The company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 11, 2003.  The Form 8-K reported items 5 and 7, disclosed a description of the company’s capital stock and attached as exhibits amended and restated articles of incorporation and amended and restated bylaws of the company.

(iii)

The company filed a Current Report on Form 8-K with the Securities and Exchange Commission on September 18, 2003.  The Form 8-K reported items 5 and 7 and attached as an exhibit and incorporated by reference a press release that reported the company’s name change.

(iv)

The company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2003.  The Form 8-K reported item 12 and attached as an exhibit and incorporated by reference a press release that announced the company’s earnings expectations for the quarter ended September 30, 2003 and the fiscal year ending December 31, 2003.

(v)

The company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on October 21, 2003.  The Form 8-K reported item 12 and attached as an exhibit and incorporated by reference a press release that reported the company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb, Rogal and Hamilton Company

d/b/a Hilb Rogal & Hobbs Company

(Registrant)

Date  November 13 , 2003

By:   /s/  Martin L. Vaughan, III __

      Martin L. Vaughan, III

Chairman and Chief Executive

Officer

(Principal Executive Officer)

Date  November 13 , 2003

By:  /s/  Carolyn Jones__________

      Carolyn Jones

Senior Vice President, Chief

Financial Officer and

Treasurer

(Principal Financial Officer)

Date  November 13 , 2003

By:  /s/  Robert W. Blanton, Jr.___

      Robert W. Blanton, Jr.

Vice President and Controller

(Chief Accounting Officer)

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
10.1

Revolver Increase and Extension Agreement, dated as of July 18, 2003, among the company, as Borrower; the revolving lenders named therein; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.2

First Amendment to Credit Agreement, dated as of July 16, 2003, among the company, as Borrower; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.3

Severance Agreement by and between the company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)
31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)
32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350