Form 10-K
period 2003-12-31
HILB ROGAL & HAMILTON CO /VA/
filed 2004-03-12
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

COMMISSION FILE NO. 0-15981

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-1194795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4951 Lake Brook Drive, Suite 500 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 747-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,050,674,997 as of June 30, 2003

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2004
Common Stock, no par value	35,746,324

Documents Incorporated by Reference

Portions of the registrant’s 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

The Company

Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company, serves as an intermediary between its clients and insurance companies that underwrite client risks. With offices located throughout the United States and London, England, the Company assists clients in managing their risks in areas such as property and casualty, executive and employee benefits and other areas of specialized exposure.

“HRH” and the “Company” refer to Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company and its consolidated subsidiaries on a combined basis unless the context requires otherwise.

The Company was incorporated under the laws of the Commonwealth of Virginia in 1982. The Company is a holding company and operates through its subsidiaries. The Company has its principal executive office at 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. The Company maintains an internet website at www.hrh.com.

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Relations” section of the Company’s website. The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Certain information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the financial condition, results of operation and future business plans, operations, opportunities and prospects of the Company. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements. For additional information on factors that could affect expectations, see “Forward-Looking Statements” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Shareholders filed as Exhibit 13 to this report.

Recent Developments

On July 1, 2002, the Company completed its acquisition of Hobbs Group, LLC (Hobbs). Hobbs is one of the nation’s premier insurance brokers serving top-tier clients. Hobbs provides property and casualty insurance brokerage, risk management and executive and employee benefits services through 27 offices in the United States. The acquisition of Hobbs expanded its capabilities in the top-tier market, which is central to its strategic plan, and added risk management expertise and specialty lines of business that has benefited its existing clients. Integration of Hobbs began in the third quarter of 2003 and is expected to be substantially complete by the second quarter of 2004.

The Company experienced an executive leadership transition during 2003. In May 2003, Martin L. Vaughan, III, became Chairman and Chief Executive Officer of the Company upon the retirement of Andrew L. Rogal, the former Chairman and Chief Executive Officer. In August 2003, Robert B. Lockhart was appointed as the Company’s President and Chief Operating Officer, a position previously held by Mr. Vaughan.

In September 2003, the Company announced that it was changing its name to Hilb Rogal & Hobbs Company and immediately began doing business under the new name. The Company’s Board of Directors approved an amendment to the Company’s articles of incorporation to change the name subject to approval by the Company’s shareholders at the May 2004 annual meeting.

Overview

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

Insurance commissions (and fees in lieu of commission) accounted for approximately 92% of the Company’s total revenues in 2003. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 6% of revenues in 2003.

The Company has historically grown principally through acquisitions of independent agencies. Since 1984, the Company has acquired over 200 independent intermediaries. Since 1997, the Company’s acquisition program has been focused on independent intermediaries that fit into its current operating models and strategic plans and targets entities that strengthen its regions and middle-market and top-tier positions or add to its specialty lines of business and increase its range of services. In 2003, the Company also focused on acquisitions to accelerate its entry into the excess and surplus lines and reinsurance brokerage markets.

The Company’s offices are staffed by local professionals with the centralization of certain administrative functions to allow its staff to focus on business production and retention. The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relations.

The Company’s offices act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Offices and regions are staffed to handle the broad variety of insurance needs of their clients. Additionally, certain offices and regions have developed special expertise in areas such as professional liability, complex property and construction, and this expertise is made available to clients throughout the regions and Company. The Company also markets excess and surplus lines insurance and reinsurance to its own offices and other intermediaries.

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

While the Company’s offices have historically been largely decentralized with respect to client solicitation, account maintenance, underwriting decisions, selection of insurance companies and areas of insurance specialization, the Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters. Accounting records and systems are maintained at each office, but the Company requires each office to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit each office and monitor compliance with internal accounting controls and procedures.

As part of its strategic plan, the Company has created regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The six U.S. regions are the Mid-Atlantic (Ohio, Pennsylvania, Maryland, North Carolina and Virginia); Northeast (Connecticut, Massachusetts, Maine, New Hampshire, New York and New Jersey); Southeast (Alabama, Georgia and Florida); Central (Oklahoma, Texas and Kansas); West (Arizona, California, Colorado, Oregon and Wyoming) and new for 2004 the Midwest (Illinois, Michigan, Nebraska and Wisconsin). By regionally managing and coordinating complementary resources, the Company has enabled each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region. Additionally, the Company has coordinated national resources such as specialized expertise, claims management and loss control in order to deploy these resources as needed to offices, without regard to geographic boundaries, which will further enhance service capacity to larger clients.

The Company derives income primarily from commissions and fees on the sale of insurance products to clients paid by the insurance underwriters with whom the offices place their clients’ insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee and executive benefits insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative service. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

Insurance agents’ commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. In some cases, the Company is compensated by a fee paid directly by the client. The Company may also receive contingent commissions which are based on the profit and/or overall volume of business placed with the underwriter by the Company. Contingent commissions are generally received in the first and second quarters of each year and, accordingly, may cause earnings for those quarters to vary from other quarterly results.

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion of those risks, and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2003, the largest single client accounted for approximately 0.5% of the Company’s total revenues.

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

Competition

The Company participates in a very competitive industry. Competition is primarily based on price, service, relationships and expertise. The Company is the seventh largest insurance brokerage firm in the United States serving a wide variety of clients through its network of wholly-owned subsidiaries located in 26 states. Many of the Company’s competitors are larger and have greater resources than the Company and operate on an international scale.

In some of the offices’ cities, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of which may be larger than the Company’s local office.

The Company is also in competition with certain insurance companies which write insurance directly for their clients, and the banking industry, as well as self-insurance and other employer sponsored programs.

Employees

As of December 31, 2003, the Company had approximately 3,300 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

Except as mentioned below, the Company leases its Headquarters’ office in Richmond, Virginia and its Agencies’ offices in various states. Information on the Company’s lease commitments is provided in “Note G-Leases” of Notes to Consolidated Financial Statements which is submitted in a separate section of this report.

At December 31, 2003, the Company owned a building in Auburn, Maine.

ITEM 3. LEGAL PROCEEDINGS

The Company has no material pending legal proceedings other than ordinary, routine litigation incidental to the business, to which it or a subsidiary is a party. With respect to the routine litigation, upon the advice of counsel, management believes that none of these proceedings, either individually or in the aggregate, if determined adversely to the Company, would have a material effect on the financial position or results of operations of the Company or its ability to carry on its business as currently conducted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant are as follows:

Martin L. Vaughan, III, 56, has been Chairman and Chief Executive Officer since May 2003. He has been a Director of the Company since 1999. Prior thereto, he was President of the Company from 2000 to 2003 and Chief Operating Officer from 1999 to 2003. He was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

Robert B. Lockhart, 53, has been President and Chief Operating Officer since August 2003 and a Director of the Company since September 2003. He was Vice President of the Company and Director of the Northeast Region from 1999 to 2003. He was President of American Phoenix Corporation of Connecticut from 1996 to 1999.

Timothy J. Korman, 51, has been Executive Vice President, Finance and Administration since 1997 and has been a Director of the Company since 1999. He was Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1995 to 1997. He is a first cousin of Robert S. Ukrop, a Director of the Company.

Carolyn Jones, 48, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

Walter L. Smith, 46, has been Senior Vice President of the Company since 2001. He has been General Counsel of the Company since 1988 and Secretary of the Company since 1998. He was Vice President from 1991 to 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

William L. Chaufty, 51, has been Vice President of the Company since 1998. He has been Director of the Central Region since 1997 and was President of Hilb, Rogal and Hamilton Company of Oklahoma, a subsidiary of the Company, from 1989 to 2000.

Steven C. Deal, 50, has been Vice President of the Company since 1998. He has been Director of the Mid-Atlantic Region since 2000. He was National Director of Select Commercial Operations from 1997 until 2000 and National Director of Personal Lines from 1998 until 2000. He has also been Chairman of Hilb, Rogal and Hamilton Company of Virginia, a subsidiary of the Company, since 1997. He was President of this subsidiary from 1990 to 1997.

Daniel J. Donovan, 44, has been Vice President, National Director of Major Accounts since November 2003. Prior thereto, he was Executive Vice President from 1999 to 2003 and Director of Hobbs Group, LLC until its acquisition by HRH on July 1, 2002.

Michael A. Janes, 45, has been Vice President of the Company since 1998. He has been Director of the West Region since 1997 and Chairman of Hilb, Rogal and Hamilton Company of Arizona, a subsidiary of the Company, since 1998. He was President of this subsidiary from 1993 to 1998.

Karl E. Manke, 57, has been Vice President, National Director, Select and Personal Lines of the Company since 2003. Prior thereto, he was Vice President, Marketing and Sales Development of the Company from 1999 to 2003.

Peter E. Marcia, 39, has been Vice President, National Director of Employee Benefits since November 2003. Prior thereto, he was Managing Director of Hobbs Group, LLC Employee Benefits from 1999 to 2003.

Kimberly A. McGillicuddy, 45, has been Vice President and Director of the Northeast Region since November 2003. Prior thereto, she was President of HRH of Connecticut from 1999 until November 2003.

John P. McGrath, 46, has been Vice President and Director of the Midwest Region since November 2003. He was Senior Vice President – Business and Product Development from 1999 to 2003 and was Vice President of the Company from 1998 to 1999. He has been Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc., a subsidiary of the Company, since 1998. He was Director of the Mid-Atlantic Region from 1995 to 2000 and President and Chief Executive Officer of Hilb, Rogal and Hamilton Company of Pittsburgh, Inc. from 1993 to 1998.

Robert S. O’Brien, 47, has been Vice President, Production and Sales Development since August 2003. Prior thereto, he was Senior Vice President of Marketing for Hobbs Group, LLC from 2002 to 2003, Vice President of Marketing from 2001 to 2002 and Vice President of Market Integration from 2000 to 2001. He was Director of Sales for Bay Technology Group, a division of Hobbs Group, LLC, from 1999 to 2000.

Benjamin A. Tyler, 55, has been Vice President of the Company since 1999. He has been Director of the Southeast Region since 2001. He was Director of the Florida Region from 1999 to 2001. He was President of American Phoenix Corporation of Maryland from 1997 until 1999. From 1994 until 1997, he was Senior Vice President of Marsh & McLennan, Baltimore/Washington.

Robert W. Blanton, Jr., 39, has been Vice President and Controller of the Company since 1998. He was Assistant Vice President and Controller from 1997 to 1998 and was Assistant Vice President of the Company from 1993 to 1997.

Christopher T. Hearn, 33, has been Vice President, Financial Reporting since February 2004. He was Assistant Vice President, Financial Reporting from 2002 to 2003. Prior thereto, he held various positions at Ernst & Young LLP from 1993 to 2002.

Vincent P. Howley, 55, has been Vice President, Agency Financial Operations since 1997. He was Vice President-Audit of the Company from 1993 to 1997.

A. Brent King, 35, has been Vice President and Associate General Counsel and Assistant Secretary of the Company since 2001. Prior thereto, he was an attorney at Williams Mullen from 1994 to 2001.

Henry C. Kramer, 59, has been Vice President, Human Resources since 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

William C. Widhelm, 35, has been Vice President, Internal Audit since 2001. He was Assistant Vice President, Internal Audit from 1999 to 2001. He joined the Company in 1994 and has held various positions in the auditing department.

All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 4, 2004, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange under the symbol “HRH.” As of December 31, 2003, there were 502 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2003
March 31	$43.89	$28.41	$.0900
June 30	37.20	31.24	.0925
September 30	35.80	29.20	.0925
December 31	32.73	27.16	.0925

2002
March 31	$38.70	$26.65	$.0875
June 30	46.15	30.37	.0900
September 30	45.70	33.80	.0900
December 31	44.83	35.88	.0900

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

The Company’s current credit facility limits the payment of cash dividends and other distributions on the Common Stock of the Company. The Company may not make dividend payments or other distributions exceeding $30,000,000 in any fiscal year through the due date of the loan agreement (June 30, 2007).

ITEM 6. SELECTED FINANCIAL DATA

Information as to selected financial data is incorporated by reference to the material under the heading “Selected Financial Data” in the Company’s 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information as to management’s discussion and analysis of financial condition and results of operations is incorporated by reference to the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Shareholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-K, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for certain information regarding executive officers included in Part I and the codes of ethics included below, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Code of Ethics

The Company has adopted codes of ethics that apply to all its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any person performing similar functions) and employees. The codes of ethics contain provisions relating to honest and ethical conduct (including the handling of conflicts of interest between personal and professional relationships), the preparation of full, fair, accurate and timely disclosure in reports and documents filed with the Securities and Exchange Commission and in other public communications made by the Company, compliance with governmental laws, rules and regulations and other matters. Stockholders may request a free copy from Hilb Rogal & Hobbs Company, Attention: Investor Relations, 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. Any amendment to or waiver from a provision of the code of ethics relating to directors and executive officers will be promptly disclosed on the Company’s website at www.hrh.com.

ITEM 11. EXECUTIVE COMPENSATION

Except for certain information set forth under the captions “Human Resources & Compensation Committee Report on Executive Compensation” and “Performance Graph,” the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is incorporated by reference to the material under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed 120 days after the end of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(a) (3). 2003 Exhibits

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed August 11, 2003, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Registrant, (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed August 11, 2003, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)

10.2	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.3	Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.4	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

Exhibit No.	Document

10.5	Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)

10.6	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Robert B. Lockhart, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert W. Blanton, Jr., A. Brent King and William C. Widhelm (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.7	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, Steven C. Deal, Michael A. Janes, Benjamin A. Tyler, Karl E. Manke, Kimberly A. McGillicuddy and Richard F. Galardini (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.8	2001 form of Hilb, Rogal and Hamilton Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.9	2001 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

Exhibit No.	Document
10.10	Second Amended and Restated Credit Agreement, dated July 1, 2002, among the Company, as Borrower; the lenders named therein; Wachovia Bank, National Association (formerly known as First Union National Bank), as administrative agent; PNC Bank, National Association, as documentation agent; and Bank of America Securities, LLC, as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated July 16, 2002, File No. 0-15981)

10.11	Revolver Increase and Extension Agreement, dated as of July 18, 2003, among the Company, as Borrower; the revolving lenders named therein; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.12	First Amendment to Credit Agreement, dated as of July 16, 2003, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.13	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)

10.14	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)

10.15	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III*

Exhibit No.	Document
10.16	Senior Executive Employment Agreement of John P. McGrath dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and John P. McGrath (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.17	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.18	Employment, Non-Solicitation and Confidentiality Agreement of Daniel J. Donovan between Hobbs Group, LLC, a subsidiary of the Company, and Daniel J. Donovan*

10.19	Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)

10.20	Senior Executive Employment Agreement of Robert B. Lockhart dated December 1, 2003 by and between the Company and Robert B. Lockhart*

10.21	2002 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.22	2002 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.23	2003 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

10.24	2003 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

Exhibit No.	Document
10.25	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted*

10.26	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted*

10.27	Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.28	Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)

10.29	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

10.30	Severance Agreement by and between the Company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.31	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

Exhibit No.	Document
10.32	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

13	2003 Annual Report to Shareholders*

18.1	Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

21	Subsidiaries of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed Herewith

(b) Reports on Form 8-K

(i)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 2003. The Form 8-K reported under Item 12 the issuance by the Company of a press release announcing the Company’s earnings expectations for the quarter ended September 30, 2003 and the fiscal year ending December 31, 2003.

(ii)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on October 21, 2003. The Form 8-K reported under Item 12 the issuance by the Company of a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

(iii)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on February 12, 2004. The Form 8-K reported under Item 12 the issuance by the Company of a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

(c) Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(d) Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Hobbs, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin L. Vaughan, III Martin L. Vaughan, III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Carolyn Jones Carolyn Jones	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2004

/s/ Robert W. Blanton, Jr. Robert W. Blanton, Jr.	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

/s/ Robert B. Lockhart Robert B. Lockhart	President, Chief Operating Officer and Director	March 12, 2004

/s/ Timothy J.Korman Timothy J. Korman	Executive Vice President, Finance and Administration and Director	March 12, 2004

/s/ Robert H. Hilb Robert H. Hilb	Chairman Emeritus and Director	March 12, 2004

/s/ Robert S. Ukrop Robert S. Ukrop	Director	March 12, 2004

Signature	Title	Date
/s/ Thomas H. O’Brien Thomas H. O’Brien	Director	March 12, 2004

/s/ J. S. M. French J. S. M. French	Director	March 12, 2004

/s/ Norwood H. Davis, Jr. Norwood H. Davis, Jr.	Director	March 12, 2004

/s/ Theodore L. Chandler, Jr. Theodore L. Chandler, Jr.	Director	March 12, 2004

/s/ Anthony F. Markel Anthony F. Markel	Director	March 12, 2004

/s/ Robert W. Fiondella Robert W. Fiondella	Director	March 12, 2004

/s/ Julious P. Smith, Jr. Julious P. Smith, Jr.	Director	March 12, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEMS 15 (a)(1) AND (2) AND (d)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

GLEN ALLEN, VIRGINIA

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The report of independent auditors is included on page 22 of this Form 10-K and the following consolidated financial statements of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company and subsidiaries, included in the Company’s 2003 Annual Report to Shareholders are incorporated by reference in Item 8 of this report:

Consolidated Balance Sheet, December 31, 2003 and 2002
Statement of Consolidated Income, Years Ended December 31, 2003, 2002 and 2001
Statement of Consolidated Shareholders’ Equity, Years Ended December 31, 2003, 2002 and 2001
Statement of Consolidated Cash Flows, Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company and subsidiaries is included in Item 15(d):

Page Number
Schedule II	Valuation and Qualifying Accounts	23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

Shareholders and Board of Directors

Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company

We have audited the accompanying consolidated balance sheets of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb, Rogal and Hamilton Company d/b/a Hilb Rogal & Hobbs Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance companies on its middle-market property and casualty business and its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Richmond, Virginia

February 7, 2004

HILB, ROGAL AND HAMILTON COMPANY

d/b/a HILB ROGAL & HOBBS COMPANY

AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$5,567	$1,362	$184	(b)	$2,870	(e)	$4,243

Year ended December 31, 2002:
Allowance for doubtful accounts	3,374	1,745	1,859	(c)	1,411	(a)	5,567

Year ended December 31, 2001:
Allowance for doubtful accounts	1,878	2,119	844	(d)	1,467	(a)	3,374

(a)	Bad debts written off
(b)	Recoveries ($184)
(c)	Recoveries ($142) and from acquisitions ($1,717)
(d)	Recoveries ($70) and from acquisitions ($774)
(e)	Bad debts written off ($1,358) and from acquisitions ($1,512)