Form 10-Q
period 2004-03-31
HILB ROGAL & HAMILTON CO /VA/
filed 2004-05-07
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

Commission file number 0-15981

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2004
Common Stock, no par value	36,051,217

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item	1. FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Revenues
Commissions and fees	$156,396	$140,499
Investment income	555	659
Other	1,276	833

	158,227	141,991
Operating expenses
Compensation and employee benefits	83,725	75,813
Other operating expenses	25,566	23,157
Depreciation	2,255	2,288
Amortization of intangibles	2,829	2,152
Interest expense	2,529	2,793
Integration costs	991	—
Retirement benefit	—	5,195

	117,895	111,398

INCOME BEFORE INCOME TAXES	40,332	30,593
Income taxes	16,098	12,495

NET INCOME	$24,234	$18,098

Net Income Per Share:
Basic	$0.68	$0.54
Assuming Dilution	$0.67	$0.51

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	March 31, 2004	December 31, 2003
(in thousands)	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,149	$126,464
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,309 and $4,243, respectively	182,627	223,431
Other	33,565	31,820

	216,192	255,251
Prepaid expenses and other current assets	12,551	14,603

TOTAL CURRENT ASSETS	386,892	396,318
PROPERTY AND EQUIPMENT, NET	24,564	25,487
GOODWILL	568,327	565,023
OTHER INTANGIBLE ASSETS	113,273	112,414
Less accumulated amortization	66,002	63,191

	615,598	614,246
OTHER ASSETS	17,847	13,176

	$1,044,901	$1,049,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$273,867	$308,533
Accounts payable	9,584	9,089
Accrued expenses	30,588	37,434
Premium deposits and credits due customers	41,710	34,290
Current portion of long-term debt	9,035	9,321

TOTAL CURRENT LIABILITIES	364,784	398,667
LONG-TERM DEBT	172,251	174,012
DEFERRED INCOME TAXES	18,990	19,208
OTHER LONG-TERM LIABILITIES	27,242	23,073
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,865 and 35,446 shares, respectively	234,050	228,357
Retained earnings	226,108	205,184
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax benefit of $168 and $334, respectively	(252)	(502)
Other	1,728	1,228

	461,634	434,267

	$1,044,901	$1,049,227

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 419 shares of Common Stock	932
Income tax benefit from exercise of stock options	4,761
Payment of dividends ($.0925 per share)		(3,310)
Net income		24,234
Derivative gain, net of tax			250
Other			500

Balance at March 31, 2004	$234,050	$226,108	$1,476

Balance at January 1, 2003	$168,558	$143,005	$(915)
Issuance of 374 shares of Common Stock	11,514
Income tax benefit from exercise of stock options	461
Payment of dividends ($.0900 per share)		(3,043)
Net income		18,098
Derivative gain, net of tax			192
Retirement benefit	906
Other			29

Balance at March 31, 2003	$181,439	$158,060	$(694)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$24,234	$18,098
Adjustments to reconcile net income to net cash provided by operating activities:
Integration costs	991	—
Retirement benefit	—	5,195
Depreciation	2,255	2,288
Amortization of intangibles	2,829	2,152
Provision for losses on receivables	291	270
Provision for deferred income taxes	(302)	1,233
(Gain) loss on sale of assets	(397)	76
Income tax benefit from exercise of stock options	4,761	461
Changes in operating assets and liabilities net of effects from integration costs, retirement benefit and insurance agency acquisitions and dispositions:
Decrease in receivables	38,769	36,284
Decrease in prepaid expenses	2,043	11,438
Decrease in premiums payable to insurance companies	(34,666)	(33,421)
Increase (decrease) in premium deposits and credits due customers	7,421	(889)
Increase (decrease) in accounts payable	278	(2,028)
Decrease in accrued expenses	(7,409)	(18,630)
Other operating activities	(639)	2,752

Net Cash Provided by Operating Activities	40,459	25,279

INVESTING ACTIVITIES
Purchase of property and equipment	(1,692)	(2,833)
Purchase of insurance agencies, net of cash acquired	(2,493)	(3,166)
Proceeds from sale of assets	2,772	98
Other investing activities	288	570

Net Cash Used in Investing Activities	(1,125)	(5,331)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	5,000
Principal payments on long-term debt	(2,787)	(11,982)
Debt issuance costs	(300)	—
Proceeds from issuance of Common Stock, net of tax payments for options exercised	(1,252)	447
Dividends	(3,310)	(3,043)

Net Cash Used in Financing Activities	(7,649)	(9,578)

Increase in Cash and Cash Equivalents	31,685	10,370
Cash and cash equivalents at beginning of period	126,464	134,692

Cash and Cash Equivalents at End of Period	$158,149	$145,062

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2004

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Net income—as reported	$24,234	$18,098
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,203)	(1,454)

Pro forma net income	$23,031	$16,644

Net income per share:
Basic—as reported	$0.68	$0.54
Basic—pro forma	$0.65	$0.49
Assuming dilution—as reported	$0.67	$0.51
Assuming dilution—pro forma	$0.63	$0.47

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2004

(UNAUDITED)

NOTE D—ACQUISITIONS

During the first three months of 2004, the Company acquired certain assets and liabilities of one insurance agency. This acquisition is not material to the consolidated financial statements.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2004 and 2003, the Company sold certain insurance accounts and other assets resulting in gains of $397 thousand and losses of $76 thousand, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Numerator for basic and dilutive net income per share
Net income	$24,234	$18,098

Denominator
Weighted average shares	35,337	33,503
Effect of guaranteed future shares to be issued in connection with agency acquisitions	251	178

Denominator for basic net income per share	35,588	33,681
Effect of dilutive securities:
Employee stock options	535	823
Employee non-vested stock	122	124
Contingent stock—acquisitions	91	865

Dilutive potential common shares	748	1,812

Denominator for diluted net income per share—
Adjusted weighted average shares	36,336	35,493

Net Income Per Share:
Basic	$0.68	$0.54
Assuming Dilution	$0.67	$0.51

NOTE G—INTEGRATION COSTS

The Company began the integration of Hobbs with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. In the first quarter of 2004, the Company recognized integration costs of $1.0 million and related income taxes of $0.4 million. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2004

(UNAUDITED)

NOTE H—LONG-TERM DEBT

The Company has a credit agreement which provides a term loan facility and revolving credit facility. Borrowings under this credit agreement bear interest at variable rates based on LIBOR plus a negotiated spread. Effective March 31, 2004, the Company amended the credit agreement to reduce the negotiated spread applicable to the term loan. In addition, the Company modified certain covenants including increasing the annual limit for repurchases of its common stock from $20.0 million to $50.0 million.

NOTE I—CHANGE IN METHOD OF ACCOUNTING

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any VIEs of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIE.

NOTE J—RETIREMENT BENEFIT

In March 2003, Andrew L. Rogal, the Company’s former Chairman and Chief Executive Officer, announced his decision to retire for personal reasons following the Company’s annual meeting of shareholders on May 6, 2003. In the first quarter of 2003, the Company recorded a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share, representing a contractual retirement benefit for Mr. Rogal. The charge consists primarily of compensation and the accelerated vesting of stock options and non-vested stock. The Company’s board of directors elected Martin L. Vaughan, III, to succeed Mr. Rogal as Chairman and Chief Executive Officer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2003, the Company announced that it was changing its name to Hilb Rogal & Hobbs Company and immediately began doing business under the new name. The Company’s board of directors approved an amendment to the Company’s articles of incorporation to change the name subject to approval by the Company’s shareholders. The Company’s shareholders approved this amendment at the May 2004 annual meeting. The Company’s New York Stock Exchange ticker symbol will continue as “HRH.”

Results of Operations

Three Months Ended March 31, 2004

Net income for the three months ended March 31, 2004 was $24.2 million, or $0.67 per share, compared with $18.1 million, or $0.51 per share, for the comparable period last year. Net income for the 2004 quarter included integration costs, net of tax, of $0.6 million, or $0.02 per share. Integration costs represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. Net income for the first quarter of 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share. In addition, non-operating gains, net of tax, were $238 thousand and non-operating losses, net of tax, were $45 thousand for the three months ended March 31, 2004 and 2003, respectively.

Commissions and fees were $156.4 million, an increase of 11.3%, from commissions and fees of $140.5 million during the comparable period of the prior year. Approximately $9.9 million of commissions were derived from acquisitions of new insurance agencies in 2004 and 2003. This increase was offset by decreases of approximately $1.2 million from the sale of certain offices and accounts in 2004 and 2003. Excluding the effect of acquisitions and dispositions, commissions and fees increased 5.1%. This increase principally reflects higher contingent and override commissions, new business production and a moderating rate environment.

Expenses for the quarter increased $6.5 million or 5.8%. The 2004 quarter includes Hobbs integration costs of $1.0 million. First quarter 2003 expenses include a one-time retirement benefit charge of $5.2 million. Compensation and benefits, and other operating expenses increased $7.9 million and $2.4 million, respectively. Compensation and benefits increased primarily due to acquisitions of insurance agencies and increased revenue production. Other operating expenses increased mainly due to acquisitions, increased revenue production and implementation of the new sales process. Depreciation expense was unchanged between the quarters. Amortization of intangibles increased approximately $0.7 million due primarily to intangible assets acquired in 2004 and 2003 acquisitions. Interest expense decreased $0.3 million as average borrowings declined slightly between the quarters.

The Company’s overall tax rate for the three months ended March 31, 2004 was 39.9% and decreased from 40.8% for the same period of the prior year primarily due to state tax planning.

Other

For the three months ended March 31, 2004, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2003. Commission income was higher during the first quarter due to higher contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2004 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2004.

Liquidity and Capital Resources

Net cash provided by operations totaled $40.5 million and $25.3 million for the three months ended March 31, 2004 and 2003, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $1.7 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively. The purchase of insurance agencies utilized cash of $2.5 million and $3.2 million in the three months ended March 31, 2004 and 2003, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s common stock and/or deferred cash and common stock payments. The Company did not have any material capital expenditure commitments as of March 31, 2004.

Financing activities utilized cash of $7.6 million and $9.6 million in the three months ended March 31, 2004 and 2003, respectively, as the Company made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company did not repurchase any shares during the three months ended March 31, 2004 or 2003. The Company is currently authorized to purchase up to $50.0 million annually of its common stock subject to market conditions and other factors.

As of March 31, 2004, the Company has a credit agreement with outstanding term loans of $153.9 million which are due in various amounts through 2007, including $149.6 million due in 2007, and outstanding revolving credit facility borrowings of $10.0 million, with $120.0 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. Effective March 31, 2004, the Company amended the credit agreement to reduce the negotiated spread applicable to the term loan. In addition, the Company modified certain covenants including increasing the annual limit for repurchases of its common stock.

The Company had a current ratio (current assets to current liabilities) of 1.06 to 1.00 as of March 31, 2004. Shareholders’ equity of $461.6 million at March 31, 2004, is improved from $434.3 million at December 31, 2003. The debt to equity ratio at March 31, 2004 of 0.37 to 1.00 is decreased from the ratio at December 31, 2003 of 0.40 to 1.00 due to net income and the issuance of Common Stock.

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

Change in Accounting Method

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any VIEs for which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIE.

Recent Industry Developments

Based on press releases issued by certain insurance brokerage companies, the Company understands that the Office of the Attorney General of New York has served subpoenas on certain insurance brokerage companies seeking information relating to certain compensation agreements between those insurance brokers and insurance underwriters. As of the date of this report, the Company has not received a subpoena from the Office of the Attorney General of New York. However, in March 2004, one of the Company’s New York subsidiaries received a letter from the State of New York Insurance Department requesting information relating to placement service agreements, generally known as override commission agreements, maintained by the Company’s New York subsidiary. The Company’s New York subsidiary has responded to such request.

As previously disclosed in our public filings, the Company has override commission agreements and contingent commission agreements with certain insurance underwriters. Override commissions are commissions paid by insurance underwriters in excess of the standard commission rates on specific classes of business. Contingent commissions are commissions paid by insurance underwriters based on the estimated profit that the underwriter makes and/or the overall volume of business that the Company places with the underwriter. While it is not possible to predict the outcome of these inquiries, any decrease in these override and contingent commissions may have a negative effect on our results of operations.

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management’s current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company’s business, financial condition or operating results. Reference is made to the discussion of “Forward-Looking Statements” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 regarding important risk factors and uncertainties that could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed or implied in any forward-looking statement made by or on behalf of the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with transactions using certain investments and derivative financial instruments is not material.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of that evaluation date. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Document

10.1	Second Amendment to Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, and Wachovia Bank, National Association, as administrative agent

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

(i)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on February 12, 2004. The Form 8-K reported under Item 12 the Company’s financial results for the quarter and year ended December 31, 2003.

(ii)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on April 21, 2004. The Form 8-K reported under Item 12 the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Hilb Rogal & Hobbs Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company

(Registrant)

Date	May 7, 2004	By:	/s/ Martin L. Vaughan, III

Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date	May 7, 2004	By:	/s/ Carolyn Jones

Carolyn Jones Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date	May 7, 2004	By:	/s/ Robert W. Blanton, Jr.

Robert W. Blanton, Jr. Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	Second Amendment to Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350