Form 10-Q
period 2004-06-30
HILB ROGAL & HAMILTON CO /VA/
filed 2004-08-06
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, no par value	35,815,486

HILB ROGAL & HOBBS COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Commissions and fees	$145,674	$137,868	$302,070	$278,367
Investment income	756	820	1,311	1,479
Other	1,325	846	2,601	1,679

	147,755	139,534	305,982	281,525

Operating expenses
Compensation and employee benefits	79,145	75,846	162,870	151,659
Other operating expenses	26,411	24,275	51,977	47,431
Depreciation	2,074	2,292	4,329	4,580
Amortization of intangibles	2,852	2,203	5,681	4,356
Interest expense	2,385	2,746	4,914	5,539
Integration costs	636	-	1,627	-
Retirement benefit	-	-	-	5,195

	113,503	107,362	231,398	218,760

INCOME BEFORE INCOME TAXES	34,252	32,172	74,584	62,765

Income taxes	13,748	13,107	29,846	25,602

NET INCOME	$20,504	$19,065	$44,738	$37,163

Net Income Per Share:
Basic	$0.57	$0.56	$1.25	$1.10
Assuming Dilution	$0.56	$0.52	$1.23	$1.03

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(in thousands)	June 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $58,855 and $58,233, respectively, of restricted funds	$164,649	$126,464
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,546 and $4,243, respectively	204,040	223,431
Other	34,424	31,820

	238,464	255,251
Prepaid expenses and other current assets	14,209	14,603

TOTAL CURRENT ASSETS	417,322	396,318

PROPERTY AND EQUIPMENT, NET	25,898	25,487

GOODWILL	588,155	565,023
OTHER INTANGIBLE ASSETS	120,114	112,414
Less accumulated amortization	68,842	63,191

	639,427	614,246

OTHER ASSETS	16,728	13,176

	$1,099,375	$1,049,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$297,104	$308,533
Accounts payable	8,987	9,089
Accrued expenses	29,780	37,434
Premium deposits and credits due customers	43,443	34,290
Current portion of long-term debt	8,992	9,321

TOTAL CURRENT LIABILITIES	388,306	398,667

LONG-TERM DEBT	184,676	174,012

DEFERRED INCOME TAXES	20,946	19,208

OTHER LONG-TERM LIABILITIES	25,741	23,073

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,911 and 35,446 shares, respectively	235,603	228,357
Retained earnings	242,841	205,184
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax benefit of $0 and $334, respectively	-	(502)
Other	1,262	1,228

	479,706	434,267

	$1,099,375	$1,049,227

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 698 shares of Common Stock	9,765
Repurchase of 233 shares of Common Stock	(8,331)
Income tax benefit from exercise of stock options	5,812
Payment of dividends ($0.1975 per share)		(7,081)
Net income		44,738
Derivative gain, net of tax			502
Other			34

Balance at June 30, 2004	$235,603	$242,841	$1,262

Balance at January 1, 2003	$168,558	$143,005	$(915)
Issuance of 548 shares of Common Stock	10,108
Income tax benefit from exercise of stock options	3,661
Payment of dividends ($0.1825 per share)		(6,191)
Net income		37,163
Derivative gain, net of tax			421
Retirement benefit	906
Other			375

Balance at June 30, 2003	$183,233	$173,977	$(119)

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$44,738	$37,163
Adjustments to reconcile net income to net cash provided by operating activities:
Integration costs	1,627	-
Retirement benefit	-	5,195
Depreciation	4,329	4,580
Amortization of intangibles	5,681	4,356
Provision for losses on receivables	543	555
Provision for deferred income taxes	950	2,536
(Gain) loss on sale of assets	(475)	131
Income tax benefit from exercise of stock options	5,812	3,661
Changes in operating assets and liabilities net of effects from integration costs, retirement benefit and insurance agency acquisitions and dispositions:
Decrease (increase) in receivables	18,773	(24,924)
Decrease in prepaid expenses	947	7,585
Increase (decrease) in premiums payable to insurance companies	(15,926)	37,651
Increase in premium deposits and credits due customers	9,154	509
Increase (decrease) in accounts payable	(664)	297
Decrease in accrued expenses	(8,913)	(15,759)
Other operating activities	(730)	4,022

Net Cash Provided by Operating Activities	65,846	67,558

INVESTING ACTIVITIES
Purchase of property and equipment	(5,053)	(5,079)
Purchase of insurance agencies, net of cash acquired	(12,935)	(8,248)
Proceeds from sale of assets	3,335	135
Other investing activities	(912)	74

Net Cash Used in Investing Activities	(15,565)	(13,118)

FINANCING ACTIVITIES
Proceeds from long-term debt	10,000	5,000
Principal payments on long-term debt	(4,663)	(15,403)
Debt issuance costs	(300)	-
Repurchase of Common Stock	(8,331)	-
Proceeds from issuance of Common Stock, net of tax payments for options exercised	(1,721)	(960)
Dividends	(7,081)	(6,191)

Net Cash Used in Financing Activities	(12,096)	(17,554)

Increase in Cash and Cash Equivalents	38,185	36,886
Cash and cash equivalents at beginning of period	126,464	134,692

Cash and Cash Equivalents at End of Period	$164,649	$171,578

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2004

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income - as reported	$20,504	$19,065	$44,738	$37,163
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,453)	(1,539)	(2,656)	(2,993)

Pro forma net income	$19,051	$17,526	$42,082	$34,170

Net income per share:
Basic - as reported	$0.57	$0.56	$1.25	$1.10
Basic – pro forma	$0.53	$0.52	$1.18	$1.01

Assuming dilution - as reported	$0.56	$0.52	$1.23	$1.03
Assuming dilution - pro forma	$0.52	$0.48	$1.15	$0.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2004

(UNAUDITED)

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE D—ACQUISITIONS

During the first six months of 2004, the Company acquired certain assets and liabilities of four insurance agencies and other accounts for approximately $25.6 million ($11.8 million in cash, $7.0 million in guaranteed future payments and 183,878 shares of common stock). The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2004 and 2003, the Company sold certain insurance agencies and accounts and other assets resulting in gains of $0.5 million and losses of $0.1 million, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Numerator for basic and dilutive net income per share-net income	$20,504	$19,065	$44,738	$37,163

Denominator
Weighted average shares	35,677	33,753	35,507	33,628
Effect of guaranteed future shares to be issued in connection with agency acquisitions	244	158	247	168

Denominator for basic net income per share	35,921	33,911	35,754	33,796
Effect of dilutive securities:
Employee stock options	423	738	479	781
Employee non-vested stock	116	105	119	114
Contingent stock – acquisitions	124	1,801	108	1,333

Dilutive potential common shares	663	2,644	706	2,228

Denominator for diluted net income per share - adjusted weighted average shares	36,584	36,555	36,460	36,024

Net Income Per Share:
Basic	$0.57	$0.56	$1.25	$1.10
Assuming Dilution	$0.56	$0.52	$1.23	$1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2004

(UNAUDITED)

NOTE G—INTEGRATION COSTS

The Company began the integration of Hobbs with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. In the first six months of 2004, the Company recognized integration costs of $1.6 million and related income taxes of $0.6 million. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

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

NOTE I—CHANGE IN METHOD OF ACCOUNTING

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIE.

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

Results of Operations

Three Months Ended June 30, 2004

Net income for the three months ended June 30, 2004 was $20.5 million, or $0.56 per share, compared with $19.1 million, or $0.52 per share, for the comparable period last year. Net income for the 2004 quarter included integration costs, net of tax, of $0.4 million, or $0.01 per share. Integration costs represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. In addition, non-operating gains, net of tax, were $47 thousand for the three months ended June 30, 2004, compared to non-operating losses, net of tax, of $32 thousand for the three months ended June 30, 2003.

Commissions and fees were $145.7 million, an increase of 5.7%, from commissions and fees of $137.9 million during the comparable period of the prior year. Approximately $9.7 million of commissions were derived from acquisitions of new insurance agencies in 2004 and 2003. This increase was offset by decreases of approximately $1.6 million from the sale of certain offices and accounts in 2004 and 2003. Excluding the effect of acquisitions and dispositions, commissions and fees decreased 0.2%. This decrease principally reflects a softening rate environment and lower contingent and override commissions.

Expenses for the quarter increased $6.1 million, or 5.7%. The 2004 quarter includes Hobbs integration costs of $0.6 million. Compensation and benefits and other operating expenses increased $3.3 million and $2.1 million, respectively. Compensation and benefits increased primarily due to acquisitions of insurance agencies, partially offset by decreases in performance-based compensation. Other operating expenses increased mainly due to acquisitions. Depreciation expense was relatively comparable to the prior year. Amortization of intangibles increased approximately $0.6 million due primarily to intangible assets acquired in 2004 and 2003 acquisitions. Interest expense decreased $0.4 million as average borrowings and interest rates on the credit agreement declined slightly between the quarters.

The Company’s overall tax rate for the three months ended June 30, 2004 was 40.1, a slight decrease from 40.7% for the same period of the prior year primarily due to state tax planning.

Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2004 increased to $44.7 million, or $1.23 per share, from $37.2 million, or $1.03 per share, for the prior year period. Net income for the first six months of 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share. Net income for the six months ended June 30, 2004 included integration costs, net of tax, of $1.0 million, or $0.03 per share. Integration costs represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. In addition, non-operating gains, net of tax, were $0.3 million for the first six months ended June 30, 2004, and non-operating losses, net of tax, were $78 thousand for the six months ended June 30, 2003.

Commissions and fees for the first six months of 2004 increased 8.5% to $302.1 million from $278.4 million during the prior year period. Acquisitions of new insurance agencies in 2004 and 2003 contributed commissions of approximately $19.6 million. This increase was offset by decreases of approximately $2.8 million from the sale of certain offices and accounts in 2004 and 2003. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 2.5%. This increase principally reflects higher contingent and override commissions, which are heavily weighted in the first quarter, partially offset by declining premium rates.

Expenses for the six months ended June 30, 2004 increased $12.6 million, or 5.8%, from the prior year period. For the 2004 six-month period, expenses include Hobbs integration costs of $1.6 million. For the 2003 six-month period, expenses include a one-time retirement benefit charge of $5.2 million. Other increases from the prior year were $11.2 million in compensation and benefits and $4.5 million in other operating expenses. Compensation and benefits increased primarily due to acquisitions of insurance agencies partially offset by decreased performance based incentives. Other operating expenses increased mainly due to acquisitions and investment in the new sales process. Depreciation expense was comparable to the prior year. Amortization of intangibles increased approximately $1.3 million due primarily to intangible assets acquired in 2004 and 2003 acquisitions. Interest expense decreased $0.6 million as average borrowings and interest rates on the credit agreement declined slightly compared to the same period in the prior year.

The Company’s overall tax rate for the six months ended June 30, 2004 was 40.0%, a slight decrease from the 40.8% for the same period of the prior year primarily due to state tax planning.

Other

For the three months ended June 30, 2004, net income as a percentage of revenues declined slightly from the three months ended March 31, 2004. Commission income was higher during the three months ended March 31, 2004 due to higher contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2004 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2004.

Liquidity and Capital Resources

Net cash provided by operations totaled $65.8 million and $67.6 million for the six months ended June 30, 2004 and 2003, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $5.1 million for the six months ended June 30, 2004 and 2003. The purchase of insurance agencies utilized cash of $12.9 million and $8.2 million in the six months ended June 30, 2004 and 2003, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s common stock and/or deferred cash and common stock payments. The Company did not have any material capital expenditure commitments as of June 30, 2004.

Financing activities utilized cash of $12.1 million and $17.6 million in the six months ended June 30, 2004 and 2003, respectively, as the Company made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 232,700 shares during the six months ended June 30, 2004. The Company is currently authorized to purchase up to $50.0 million annually of its common stock subject to market conditions and other factors.

As of June 30, 2004, the Company has a credit agreement with outstanding term loans of $153.5 million which are due in various amounts through 2007, including $149.6 million due in 2007, and outstanding revolving credit facility borrowings of $20.0 million, with $110.0 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. Effective July 1, 2004, the Company entered into an interest rate swap agreement to fix the interest rate on $30 million of variable rate debt through June 30, 2007 at a LIBOR rate of 3.7%. The Company designated this interest rate swap as a cash flow hedge under Statement 133. This interest rate swap replaces two interest rate swaps that expired on

June 30, 2004. In addition, effective March 31, 2004, the Company amended the credit agreement to reduce the negotiated spread applicable to the term loan. The Company also modified certain covenants including increasing the annual limit for repurchases of its common stock.

The Company had a current ratio (current assets to current liabilities) of 1.07 to 1.00 as of June 30, 2004. Shareholders’ equity of $479.7 million at June 30, 2004, improved from $434.3 million at December 31, 2003. The debt to equity ratio at June 30, 2004 of 0.38 to 1.00 is decreased from the ratio at December 31, 2003 of 0.40 to 1.00 due to net income and the issuance of common stock, partially offset by additional borrowings under the Company’s revolving credit facility of $10.0 million in the second quarter of 2004 and share repurchases of $8.3 million.

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

As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the end of such period. Management is also responsible for establishing and monitoring adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

e)	The following table sets forth the details of purchases of common stock under the publicly announced share-repurchase program (the “2004 Program”) that occurred in the second quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 30, 2004	2,000	$36.06	2,000	$49,927,880
May 1, 2004- May 17, 2004	230,700	$35.80	232,700	$41,669,445

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50 million of its common stock annually, increasing the prior $20 million annual authorization. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the above table are purchases other than the 2004 Program that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter was 5,624, at an average price per share of $37.16

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders (the “Meeting”) of the Company was held on Tuesday, May 4, 2004.

c)	The shareholders voted for the election of four (4) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2007 and until their successors are elected. The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-votes

James S. M. French	31,888,168	906,750	2,989,833
Robert B. Lockhart	25,675,113	7,119,805	2,989,833
Anthony F. Markel	31,336,605	1,458,313	2,989,833
Robert S. Ukrop	24,603,972	8,190,946	2,989,833

In addition, the shareholders voted to approve the Company’s Amended Articles of Incorporation, the Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, and the Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan. The results of the voting are set forth below.

	Votes For	Votes Against	Votes Withheld	Non-votes

Amended Articles of Incorporation	32,646,493	63,619	84,806	2,989,833
Hilb Rogal & Hobbs Outside Directors Deferral Plan	26,166,105	966,378	5,662,435	2,989,833
Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan	18,643,887	7,485,340	6,665,691	2,989,833

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

Exhibit No.	Document
10.1

Form of Change of Control Employment Agreement for J. Thomas Stiles, an executive with the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998. File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

b)  Reports on Form 8-K

(i)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on April 21, 2004. The Form 8-K reported under Item 12 the Company’s financial results for the quarter ended March 31, 2004.

(ii)	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on July 22, 2004. The Form 8-K reported under Item 12 the Company’s financial results for the quarter ended June 30, 2004.

(iii)	The Company filed a current report on Form 8-K with the Securities and Exchange Commission on July 22, 2004. The Form 8-K reported under Item 5 the Company’s appointment of Warren M. Thompson to its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Hilb Rogal & Hobbs Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date August 6, 2004	By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 6, 2004	By:	/s/ Carolyn Jones
Carolyn Jones
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date August 6, 2004	By:	/s/ Robert W. Blanton, Jr.
Robert W. Blanton, Jr.
Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
10.1

Form of Change of Control Employment Agreement for J. Thomas Stiles, an executive with the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998. File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350