Form 10-Q
period 2004-09-30
HILB ROGAL & HOBBS CO
filed 2004-11-09
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, no par value	35,976,179

HILB ROGAL & HOBBS COMPANY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

(UNAUDITED)

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Revenues
Commissions and fees	$151,622	$137,133	$453,692	$415,500
Investment income	788	775	2,099	2,253
Other	1,290	1,466	3,891	3,146

	153,700	139,374	459,682	420,899
Operating expenses
Compensation and employee benefits	81,474	73,856	244,344	225,515
Other operating expenses	28,313	24,051	80,290	71,482
Depreciation	2,136	2,322	6,465	6,902
Amortization of intangibles	3,444	2,353	9,125	6,708
Interest expense	2,546	2,556	7,460	8,095
Integration costs	176	3,174	1,803	3,174
Retirement benefit	—	—	—	5,195

	118,089	108,312	349,487	327,071

INCOME BEFORE INCOME TAXES	35,611	31,062	110,195	93,828
Income taxes	14,262	12,677	44,108	38,280

NET INCOME	$21,349	$18,385	$66,087	$55,548

Net Income Per Share:
Basic	$0.60	$0.52	$1.85	$1.62
Assuming Dilution	$0.58	$0.50	$1.81	$1.53

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands)	September 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $57,883 and $58,233, respectively, of restricted funds	$181,357	$126,464
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,861 and $4,243, respectively	207,847	223,431
Other	38,357	31,820

	246,204	255,251
Prepaid expenses and other current assets	24,499	14,603

TOTAL CURRENT ASSETS	452,060	396,318
PROPERTY AND EQUIPMENT, NET	25,179	25,487
GOODWILL	628,931	565,023
OTHER INTANGIBLE ASSETS	150,775	112,414
Less accumulated amortization	72,295	63,191

	707,411	614,246
OTHER ASSETS	18,280	13,176

	$1,202,930	$1,049,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$311,961	$308,533
Accounts payable	10,340	9,089
Accrued expenses	32,001	37,434
Premium deposits and credits due customers	48,079	34,290
Current portion of long-term debt	10,724	9,321

TOTAL CURRENT LIABILITIES	413,105	398,667
LONG-TERM DEBT	233,317	174,012
DEFERRED INCOME TAXES	28,728	19,208
OTHER LONG-TERM LIABILITIES	30,127	23,073
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,926 and 35,446 shares, respectively	236,343	228,357
Retained earnings	260,418	205,184
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swaps, net of deferred tax benefit of $179 and $334 respectively	(269)	(502)
Other	1,161	1,228

	497,653	434,267

	$1,202,930	$1,049,227

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 982 shares of Common Stock	17,987
Repurchase of 503 shares of Common Stock	(17,300)
Income tax benefit from exercise of stock options	7,299
Payment of dividends ($0.3025 per share)		(10,853)
Net income		66,087
Derivative gain, net of tax			233
Other			(67)

Balance at September 30, 2004	$236,343	$260,418	$892

Balance at January 1, 2003	$168,558	$143,005	$(915)
Issuance of 2,515 shares of Common Stock	71,268
Repurchase of 278 shares of Common Stock	(8,339)
Income tax benefit from exercise of stock options	3,681
Payment of dividends ($0.2750 per share)		(9,512)
Net income		55,548
Derivative gain, net of tax			695
Retirement benefit	906
Other			349

Balance at September 30, 2003	$236,074	$189,041	$129

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$66,087	$55,548
Adjustments to reconcile net income to net cash provided by operating activities:
Integration costs	1,803	3,174
Retirement benefit	—	5,195
Depreciation	6,465	6,902
Amortization of intangibles	9,125	6,708
Provision for losses on receivables	991	1,025
Provision for deferred income taxes	3,675	3,964
Gain on sale of assets	(560)	(531)
Income tax benefit from exercise of stock options	7,299	3,681
Changes in operating assets and liabilities net of effects from integration costs, retirement costs and insurance agency acquisitions and dispositions:
Decrease in receivables	17,133	1,113
(Increase) decrease in prepaid expenses	(9,261)	6,506
(Decrease) increase in premiums payable to insurance companies	(18,397)	6,478
Increase in premium deposits and credits due customers	13,790	6,489
(Decrease) increase in accounts payable	(388)	1,190
Decrease in accrued expenses	(12,043)	(12,070)
Other operating activities	724	4,153

Net Cash Provided by Operating Activities	86,443	99,525
INVESTING ACTIVITIES
Purchase of property and equipment	(6,570)	(8,485)
Purchase of insurance agencies, net of cash acquired	(45,128)	(45,895)
Proceeds from sale of assets	4,872	831
Other investing activities	(478)	976

Net Cash Used in Investing Activities	(47,304)	(52,573)
FINANCING ACTIVITIES
Proceeds from long-term debt	50,000	5,000
Principal payments on long-term debt	(5,419)	(29,556)
Debt issuance costs	(300)	(557)
Repurchase of Common Stock	(17,300)	(8,339)
Proceeds from issuance of Common Stock (net of tax payments for options exercised)	(374)	(686)
Dividends	(10,853)	(9,512)

Net Cash Provided by (Used in) by Financing Activities	15,754	(43,650)

Increase in Cash and Cash Equivalents	54,893	3,302
Cash and cash equivalents at beginning of period	126,464	134,692

Cash and Cash Equivalents at End of Period	$181,357	$137,994

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

In October 2004, the Financial Accounting Standards Board (FASB) continued its redeliberations on the proposed Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Proposed Statement 123R). Proposed Statement 123R would require all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The proposed statement would be effective for all public companies for interim and annual periods beginning after June 15, 2005, and retroactive application of the requirements of Statement 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company continues to evaluate the impact of this proposed statement on its financial position and results of operations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income—as reported	$21,349	$18,385	$66,087	$55,548
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,447)	(2,109)	(4,103)	(5,102)

Pro forma net income	$19,902	$16,276	$61,984	$50,446

Net income per share:
Basic—as reported	$0.60	$0.52	$1.85	$1.62
Basic—pro forma	$0.55	$0.46	$1.73	$1.47
Assuming dilution—as reported	$0.58	$0.50	$1.81	$1.53
Assuming dilution—pro forma	$0.55	$0.45	$1.70	$1.39

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(UNAUDITED)

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE D—ACQUISITIONS

During the first nine months of 2004, the Company acquired certain assets and liabilities of six insurance agencies and other accounts for approximately $91.9 million ($60.1 million in cash, $18.0 million in guaranteed future payments and 387,438 shares of common stock). The purchase price may be increased based on agency profitability per the contracts. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

The Company has two September 2004 acquisitions, with a cumulative purchase price of approximately $65.3 million, for which the purchase price allocations are preliminary, pending the receipt of asset appraisals. The purchase price allocations for the remaining current year acquisitions are also preliminary, pending the completion of internal asset valuations.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2004 and 2003, the Company sold certain insurance agencies and accounts and other assets resulting in gains of $0.6 million and $0.5 million, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Numerator for basic and dilutive net income per share—net income	$21,349	$18,385	$66,087	$55,548
Denominator
Weighted average shares	35,562	34,707	35,525	33,988
Effect of guaranteed future shares to be issued in connection with agency acquisitions	310	324	268	220

Denominator for basic net income per share	35,872	35,031	35,793	34,208
Effect of dilutive securities:
Employee stock options	352	658	437	740
Employee non-vested stock	130	111	123	113
Contingent stock—acquisitions	166	729	127	1,131

Dilutive potential common shares	648	1,498	687	1,984

Denominator for diluted net income per share—adjusted weighted average shares	36,520	36,529	36,480	36,192

Net Income Per Share:
Basic	$0.60	$0.52	$1.85	$1.62
Assuming Dilution	$0.58	$0.50	$1.81	$1.53

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(UNAUDITED)

NOTE G—INTEGRATION COSTS

The Company began the integration of Hobbs with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. In the first nine months of 2004, the Company recognized integration costs of $1.8 million and related income taxes of $0.7 million. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

NOTE H—LONG-TERM DEBT

The Company has a credit agreement which provides a term loan facility and revolving credit facility. Borrowings under this credit agreement bear interest at variable rates based on LIBOR plus a negotiated spread. Effective March 31, 2004, the Company amended the credit agreement to reduce the negotiated spread applicable to the term loan. In addition, the Company modified certain covenants, including increasing the annual limit for repurchases of its common stock from $20.0 million to $50.0 million. Effective October 28, 2004, the Company further amended the credit agreement to modify certain restrictive covenant requirements.

NOTE I—CHANGE IN METHOD OF ACCOUNTING

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIE.

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

Results of Operations:

Three Months Ended September 30, 2004

Net income for the three months ended September 30, 2004 was $21.3 million, or $0.58 per share, compared with $18.4 million, or $0.50 per share, for the comparable period last year. Net income for the 2004 quarter included integration costs, net of tax, of $0.1 million, or $0.01 per share. Integration costs represent costs such as severance and other employee-related costs. In addition, non-operating gains, net of tax, were $51 thousand and $391 thousand for the three months ended September 30, 2004 and 2003, respectively.

Commissions and fees were $151.6 million, an increase of 10.6%, from commissions and fees of $137.1 million during the comparable period of the prior year. Approximately $14.0 million of commissions were derived from acquisitions of new insurance agencies in 2004 and 2003. This increase was offset by decreases of approximately $1.2 million from the sale of certain offices and accounts in 2004 and 2003. Excluding the effect of acquisitions and dispositions, commissions and fees increased 1.2%. This increase principally reflects an increase in new business production and higher contingent commissions, partially offset by the effects of a continued softening of property and casualty premium rates and the elimination of under performing producers, resulting in the loss of some business.

Expenses for the quarter increased $9.8 million, or 9.0%. The 2004 quarter includes Hobbs integration costs of $0.2 million. Compensation and benefits and other operating expenses increased $7.6 million and $4.3 million, respectively. Approximately $7.4 million of the increase in compensation and benefits can be attributed to acquisitions of insurance agencies. These increased costs from acquired agencies and investments in new talent were partially offset by decreases in performance-based compensation and the aforementioned elimination of underperforming producers. Other operating expenses increased mainly due to acquisitions and higher litigation and regulatory costs. Amortization of intangibles increased approximately $1.1 million due primarily to intangible assets acquired in 2004 and 2003 acquisitions.

The Company’s overall tax rate for the three months ended September 30, 2004 was 40.1%, which was comparable to 40.8% for the same period of the prior year.

Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2004 increased to $66.1 million, or $1.81 per share, from $55.5 million, or $1.53 per share, for the prior year period. Net income for the nine months ended September 30, 2003 included a one-time retirement benefit charge, net of tax, of $3.2 million, or $0.09 per share, and Hobbs integration costs, net of tax, of $1.9 million, or $0.06 per share. Net income for the nine months ended September 30, 2004 included integration costs, net of tax, of $1.1 million, or $0.03 per share. Integration costs represent costs such as severance and other employee-related costs, facility and lease termination costs and branding expenses. In addition, non-operating gains, net of tax, were $0.3 million for both nine months ended September 30, 2004 and 2003.

Commissions and fees for the nine months ended September 30, 2004 increased 9.2% to $453.7 million from $415.5 million during the prior year period. Approximately $33.6 million of commissions were derived from acquisitions of new insurance agencies in 2004 and 2003. This increase was offset by decreases of approximately $4.0 million from the sale of certain offices and accounts in 2004 and 2003. Excluding the effect of acquisitions and dispositions, commissions and fees from operations owned during both periods increased 2.1%. This organic growth principally reflects similar trends as noted for the three-month period in addition to higher contingent commissions, which are heavily weighted in the first quarter.

Expenses for the nine months ended September 30, 2004 increased $22.4 million, or 6.9%, from the prior year period. For the 2004 nine-month period, expenses include Hobbs integration costs of $1.8 million. For the

2003 nine-month period, expenses include a one-time retirement benefit charge of $5.2 million and Hobbs integration costs of $3.2 million. Compensation and benefits and other operating expenses increased $18.8 million and $8.8 million, respectively. Approximately $17.8 million of the increase in compensation and benefits can be attributed to acquisitions of insurance agencies. These increased costs from acquired agencies and investments in new talent were partially offset by reductions for performance based compensation and the elimination of underperforming producers. The increase in other operating expenses can be attributed to similar trends as noted for the three month period in addition to higher facility costs due to relocations. Depreciation expense decreased $0.4 million due to the impact of fully depreciated and disposed assets. Amortization of intangibles increased approximately $2.4 million due primarily to intangible assets acquired in 2004 and 2003 acquisitions. Interest expense decreased $0.6 million as average borrowings and interest rates on the credit agreement declined slightly compared to the same period in the prior year.

The Company’s overall tax rate for the nine months ended September 30, 2004 was 40.0%, which was comparable to 40.8% for the same period of the prior year.

Other

For the three months ended September 30, 2004, net income as a percentage of revenues did not vary significantly from the three months ended June 30, 2004. Commission income increased $5.9 million, or 4.1%, between the two periods primarily as a result of current quarter acquisitions, organic growth and the timing of policy renewals. In addition, net income for the three months ended September 30, 2004 included integration costs, net of tax, of $0.1 million.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2004 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2004.

Liquidity and Capital Resources:

Net cash provided by operations totaled $86.4 million and $99.5 million for the nine months ended September 30, 2004 and 2003, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures for property and equipment. Cash expenditures for the acquisition of property and equipment were $6.6 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. The timing and extent of the purchase and sale of investments is dependent upon cash needs and yields on alternate investments and cash equivalents. The purchase of insurance agencies utilized cash of $45.1 million and $45.9 million for the nine months ended September 30, 2004 and 2003, respectively. Cash balances utilized to acquire insurance agencies have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s common stock and/or deferred cash and common stock payments. The Company did not have any material capital expenditure commitments as of September 30, 2004.

Financing activities provided cash of $15.8 million and utilized cash of $43.7 million for the nine months ended September 30, 2004 and 2003, respectively. Cash received from current year financing activities is primarily attributed to current year borrowings against the Company’s revolving credit facility to fund acquisitions, partially offset by cash used to repurchase common stock and make dividend and scheduled debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 502,700 shares of its common stock for $17.3 million during the nine months ended September 30, 2004. The Company is currently authorized to purchase up to $50.0 million annually of its common stock in 2004 subject to market conditions and other factors.

As of September 30, 2004, the Company has a credit agreement with outstanding term loans of $153.1 million, which are due in various amounts through 2007, including $149.6 million due in 2007, and outstanding revolving credit facility borrowings of $60.0 million, with $70.0 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. Effective July 1, 2004, the Company entered into an interest rate swap agreement to fix the interest rate on $30.0 million of variable rate debt through June 30, 2007 at 3.7%. The Company designated this interest rate swap as a cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This interest rate swap replaces two interest rate swaps that expired on June 30, 2004. In addition, effective March 31, 2004, the Company amended the credit agreement to reduce the negotiated spread applicable to the term loan and modify certain covenants, including increasing the annual limit for repurchases of its common stock. Effective October 28, 2004, the Company further amended the credit agreement to modify certain restrictive covenant requirements.

The Company had a current ratio (current assets to current liabilities) of 1.09 to 1.00 as of September 30, 2004. Shareholders’ equity of $497.7 million at September 30, 2004 is improved from $434.3 million at December 31, 2003. The debt to equity ratio at September 30, 2004 of 0.47 to 1.00 has increased from the ratio at December 31, 2003 of 0.40 to 1.00 due to current year borrowings which have been utilized to finance acquisitions.

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

Change in Accounting Method

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any VIEs for which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIE.

In October 2004, the FASB continued its redeliberations on the proposed Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Proposed Statement 123R). Proposed Statement 123R would require all companies to measure compensation costs for all share-based payments (including stock options) at fair value. The proposed statement would be effective for all public companies for interim and annual periods beginning after June 15, 2005, and retroactive application of the requirements of Statement 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company continues to evaluate the impact of this proposed statement on its financial position and results of operations.

Recent Industry Developments

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. The NYAG’s issuance of subpoenas to various companies in the insurance industry concerning the compensation of brokers and agents by underwriters was first publicized in April 2004. As of the date of this report, the Company has not received a subpoena from the

NYAG. Management is not aware of, nor does it condone, any of the fraudulent, anti-competitive or manipulative practices alleged by the NYAG, including bid-rigging or utilizing fictitious quotes to create the illusion of competitive pricing. The Company has engaged outside legal counsel to perform an independent review concerning its practices in the areas that are the subject of the NYAG’s allegations against Marsh.

As a result of the NYAG’s lawsuit against Marsh, controversy now surrounds the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. In addition to the ongoing investigation by the NYAG, other state attorneys general and insurance departments have been making inquiries into, among other things, the industry’s commission payment practices. As previously disclosed, the Company has contingent and override commission agreements with certain underwriters. Contingent commissions are commissions paid by underwriters based on the estimated profit that the underwriter makes and/or the overall volume of business that the Company places with the underwriter. Override commissions are commissions paid by underwriters in excess of the standard commission rates on specific classes of business.

For the nine months ended September 30, 2004, the Company recognized $39.4 million in contingent and override commissions: approximately 85% from standard contingency agreements maintained at the local office level and approximately 15% from specially negotiated volume-based national override agreements which are also in keeping with industry norms. Contingent commissions are heavily weighted in the first quarter. While it is not possible to predict the outcome of the governmental inquiries into the insurance industry’s commission payment practices, any decrease in the Company’s contingent and override commissions may have a negative effect on the results of its operations.

In October 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (CTAG), as part of the CTAG’s investigation of possible antitrust violations. The CTAG’s subpoena requests information concerning various business practices, including contingent commissions. In November 2004, the Company was notified that it will receive a subpoena from the Office of the Attorney General of the State of Florida requesting information regarding business practices. Additionally, the Company has received requests for information from certain state insurance departments, and the Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. It is the Company’s understanding that numerous others in the insurance industry have also received such subpoenas and requests for information. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

In November 2004, the Company was sued in a purported class action, originally filed in August 2004 in the U.S. District Court for the Southern District of New York, brought by OptiCare Health Systems Inc. against the 10 largest U.S. insurance brokers and four of the largest commercial insurers. The amended complaint alleges unlawful conduct by all defendants in connection with the pricing and placing of insurance, including antitrust violations, deceptive trade practices, breach of fiduciary duty and violations of the Racketeer Influenced and Corrupt Organizations statute. The Company believes the suit is without merit, and intends to defend itself vigorously.

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

As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of that evaluation date. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)	The following table sets forth the details of purchases of common stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2004	150,000	$33.39	150,000	$36,660,576
August 2004	120,000	$33.00	120,000	$32,700,149

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its common stock annually, increasing the prior $20.0 million annual authorization. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the above table are purchases other than the 2004 Program that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter was 5,194, at an average price per share of $33.74.

Item 6.	EXHIBITS

Exhibit No.	Document
10.1	Third Amendment to Credit Agreement dated as of October 28, 2004, among the Company, as Borrower, and Wachovia Bank, National Association, as administrative agent

10.2	Form of Change of Control Employment Agreement for F. Michael Crowley, an executive with the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY
(Registrant)

Date: November 9, 2004	By:	/S/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/S/ CAROLYN JONES
Carolyn Jones Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2004	By:	/S/ ROBERT W. BLANTON, JR.
Robert W. Blanton, Jr. Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
10.1	Third Amendment to Credit Agreement dated as of October 28, 2004, among the Company, as Borrower, and Wachovia Bank, National Association, as administrative agent

10.2	Form of Change of Control Employment Agreement for F. Michael Crowley, an executive with the Company (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350