Form 10-K
period 2004-12-31
HILB ROGAL & HOBBS CO
filed 2005-03-15
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

COMMISSION FILE NO. 0-15981

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$1,224,599,513 as of June 30, 2004

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2005
Common Stock, no par value	36,182,345

Documents Incorporated by Reference

Portions of the registrant’s 2005 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

The Company

Hilb Rogal & Hobbs Company serves as an intermediary between its clients and insurance companies that underwrite client risks. With offices located throughout the United States and in London, England, the Company assists clients in managing their risks in areas such as property and casualty, employee benefits and other areas of specialized exposure.

“HRH” and the “Company” refer to Hilb Rogal & Hobbs Company and its consolidated subsidiaries on a combined basis unless the context requires otherwise.

The Company was incorporated under the laws of the Commonwealth of Virginia in 1982. The Company is a holding company and operates through its subsidiaries. The Company has its principal executive office at 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. The Company maintains an internet website at www.hrh.com.

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports), filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, Corporate Governance Committee, and Human Resources and Compensation Committee are available to shareholders of the Company and the public. These documents are available through the “Investor Relations” section of the Company’s website, or printed copies are available upon written request to the Company’s Secretary at the address set forth above. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to the financial condition, results of operations and future business plans, operations, opportunities and prospects of the Company. These forward-looking statements involve risks and uncertainties that could cause the Company’s actual results, performance or achievements to be materially different from any anticipated results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements in Form 10-K or other filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer include the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions that are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are highly dependent on premium rates charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters; the level of contingent commissions are difficult to predict and any decrease in the Company’s collection of them is likely to have an impact on operating results; the Company has eliminated override commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s continued growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues if the volume of insurance business brought about by favorable economic conditions is offset by premium rates that have declined in response to increased competitive conditions; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; the business practices and broker compensation arrangements of the Company and the insurance intermediary industry are subject to uncertainty due to investigations by various governmental authorities and related private litigation; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s client base ranges from personal to large national accounts and is primarily comprised of middle-market and major commercial and industrial accounts. Middle-market businesses are generally businesses that do not have internal risk management departments and outsource that function to an intermediary. Major accounts, which may have risk management departments, typically generate annual commissions and fees in excess of $100,000.

Insurance commissions (and fees in lieu of commission) accounted for approximately 94% of the Company’s total revenues in 2004. The Company also advises clients on risk management and employee benefits and provides claims administration and loss control consulting services to clients, which contributed approximately 4% of revenues in 2004.

The Company’s offices act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Offices and regions are staffed to handle the broad variety of insurance needs of their clients. The Company also markets excess and surplus lines insurance, reinsurance, and specialty programs through its Managing General Agencies/Underwriters (MGA/MGU) to its own offices and other intermediaries.

The Company is organized under regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The six U.S. regions are the Mid-Atlantic (Maryland, North Carolina, Ohio, Pennsylvania, Tennessee and Virginia); Northeast (Connecticut, Maine, Massachusetts, New Hampshire, New Jersey and New York); Southeast (Alabama, Georgia and Florida); Central (Kansas, Oklahoma and Texas); West (Arizona, California, Colorado, Nevada, Oregon and Wyoming) and the Midwest (Illinois, Michigan, Nebraska and Wisconsin). By regionally managing and coordinating complementary resources, the Company has enabled each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region. The Company also has operating units specializing in excess and surplus lines brokerage (California, Florida, Illinois and Texas), MGA/MGU business (Colorado, Connecticut and Vermont) and reinsurance brokerage (Colorado and London, England). Additionally, the Company has coordinated national resources such as specialized industry or product expertise, claims management and loss control in order to deploy these resources as needed to offices, without regard to geographic boundaries, which will further enhance service capacity to larger and more complex clients.

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relations. The Company’s offices have historically been largely decentralized with respect to client solicitation, account maintenance underwriting decisions, selection of insurance companies and areas of insurance specialization. The Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters to allow the local office staff to focus on business production and retention. Accounting records and systems are maintained at each office, but the Company requires each office to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit each office and monitor compliance with internal accounting controls and procedures.

The Company derives income primarily from commissions and fees on the sale of insurance products to clients paid by the insurance underwriters with whom the offices place their clients’ insurance. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee benefits insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative service. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

Insurance agents’ commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. In some cases, the Company is compensated by a fee paid directly by the client. The Company has historically received contingent and override commissions from various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Contingent commissions are generally received in the first and second quarters of each year which accordingly, may cause earnings for those quarters to vary from other quarterly results. Override commissions are commissions paid by insurance underwriters in excess of the standard commission rates on specific classes of business. These amounts are paid as a percentage of certain classes of business and are recorded as earned. Effective for business written on or after January 1, 2005, these national override commissions reverted into industry standard local contingency agreements with those insurance underwriters.

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion of those risks, and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2004, the largest single client accounted for approximately 0.5% of the Company’s total revenues.

Recent Industry Developments

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. On March 4, 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with conduct of its placement of insurance business. Marsh and Aon have each announced settlement agreements with the NYAG and certain state regulators. Under the terms of the agreements, Marsh and Aon are required to establish settlement funds in the amount of $850 million and $190 million, respectively, to compensate U.S. policyholder clients who retained Marsh and Aon to place insurance with inception or renewal dates between January 1, 2001 and December 31, 2004, where such policies resulted in Marsh and Aon recording contingent or override commissions.

The Marsh and Aon settlement agreements also place restrictions on the future business practices of these companies. Marsh and Aon may no longer accept (i) any contingent compensation for services in placing, renewing, consulting on or servicing any insurance policy and (ii) any compensation other than a specific fee to be paid by the client, a specific percentage commission on premiums to be paid by the insurer set at the time of the purchase, renewal, placement or servicing of the policy, or both types of compensation. If Marsh or Aon receives any commission, it must disclose to the client that it intends to collect the commission and obtain the client’s written consent prior to the binding of the policy.

As of the date of this report, the Company has not received a subpoena from the NYAG. However, as a result of the NYAG’s lawsuits against Marsh and Aon, controversy now surrounds the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. A committee of the Company’s Board of Directors was previously authorized to perform an independent review concerning the Company’s practices in the areas that are the subject of the NYAG’s allegations against Marsh. This committee has engaged outside legal counsel to assist it in the review.

In addition to the ongoing investigation by the NYAG, other state attorneys general and insurance departments have been making inquiries into, among other things, the industry’s commission payment practices. In October 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (CTAG), as part of the CTAG’s investigation of possible antitrust violations. The CTAG’s subpoena requests information concerning various business practices, including contingent commissions. The Company also has received subpoenas from the attorneys general in Florida, Massachusetts and North Carolina requesting information regarding business practices. In addition, the Company has received requests for information from state insurance departments in ten states, and the Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. It is the Company’s understanding that numerous others in the insurance industry have also received such subpoenas and requests for information. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters. Override commissions are typically volume-based commissions paid by underwriters in excess of the standard commission rates on specific classes of business.

For the years ended December 31, 2004 and 2003, the Company recognized $42.4 million and $40.8 million, respectively, in contingent and override commissions. Of the 2004 amount, approximately 81% was from standard contingency agreements maintained at the local office level, and approximately 19% was from specially negotiated volume-based national override agreements, which are also in keeping with industry norms. Effective for business written on or after January 1, 2005, these national override agreements, which were paid quarterly when earned, reverted into standard local contingency arrangements with those underwriters, which will be paid and recorded annually beginning in early 2006. There can be no assurance that the loss of override commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

The Company intends to monitor broker compensation practices and, as warranted by market and regulatory developments, will review its compensation arrangements with underwriters. While it is not possible to predict the outcome of the governmental inquiries into the insurance industry’s commission payment practices or the market’s response thereto, any material decrease in the Company’s contingent commissions is likely to have a negative effect on its results of operations.

In addition to state regulatory inquiries, the Company has been named as a defendant in three purported class action suits brought against a number of brokers in the insurance industry. For information on industry litigation, see Part I, Item 3 – “Legal Proceedings.”

Operating History and Acquisition Program

The Company was formed in 1982 to acquire and operate an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. Since 1984, over 220 independent agencies have been acquired. The purchase price of an agency is typically paid in cash, common stock and/or deferred payments of cash or common stock.

Since 1997, the Company’s acquisition program has been focused on independent intermediaries that fit into its current operating models and strategic plans, targeting entities that strengthen its regions and middle-market and major account positions or add to its specialty lines of business and increase its range of services. In 2004, the Company focused on acquisitions to expand capacity in its Midwest region and MGA/MGU business.

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

Competition

The Company participates in a very competitive industry. Competition is primarily based on price, service, relationships and expertise. The Company is the seventh largest insurance and risk management intermediary firm in the United States serving a wide variety of clients through its offices located in 29 states. Many of the Company’s competitors are larger and have greater resources than the Company and operate on an international scale. Four of these competitors are significantly larger, having more than double the commissions and/or fee revenues of the Company.

In some of the offices’ cities, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of which may be larger than the Company’s local office.

The Company is also in competition with certain insurance companies that write insurance directly for their clients, the banking industry, as well as self-insurance and other employer-sponsored programs.

Employees

As of December 31, 2004, the Company had approximately 3,700 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

Regulation

In every state in which the Company does business, the applicable office or employee is required to be licensed or to have received regulatory approval by the state insurance department in order for the Company to conduct business. In addition to licensing requirements applicable to the Company, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

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

ITEM 2. PROPERTIES

The Company leases its Headquarters’ office in Glen Allen, Virginia. The Company’s subsidiaries also conduct their business operations from leased office space in various states where located. Information on the Company’s lease commitments is incorporated by reference to the material contained in “Note G-Leases” of Notes to Consolidated Financial Statements included in the portions of the Company’s Annual Report to Shareholders set forth as Exhibit 13 hereto. The Company believes that its properties are in good condition and are suitable and adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, the Company has no material pending legal proceedings other than ordinary, routine litigation incidental to the business, to which it or a subsidiary is a party. With respect to the routine litigation, upon the advice of counsel, management believes that none of these proceedings, either individually or in the aggregate, if determined adversely to the Company, would have a material effect on the financial position or results of operations of the Company or its ability to carry on its business as currently conducted.

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices. In August 2004, OptiCare Health Systems Inc. filed a putative class action suit in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers, including the Company, and several large commercial insurers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of commissions from insurers; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; and that the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers. The plaintiff alleges violations of federal and state antitrust laws, conspiracy and violation of 18 U.S.C. § 1962(c) and (d), fraudulent concealment, misrepresentation, breach of fiduciary duty, unjust enrichment and violation of state unfair and deceptive practices statutes. The plaintiff seeks monetary relief, including treble damages, an injunction, costs and other relief. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that this case, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry participants, be centralized and transferred to the U.S. District Court for the District of New Jersey. The Company has not yet filed a responsive pleading in this case but believes it has substantial defenses to these claims and intends to defend itself vigorously.

In December 2004, two other purported class action suits were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. Neither complaint has been served on the Company. In the complaints, plaintiffs allege, among other things, that the defendants were involved in a scheme to manipulate the market for commercial insurance by steering clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of commissions from insurers and by engaging in a bid-rigging scheme using false and/or inflated bids from insurers to clients. The plaintiffs allege violations of federal and state antitrust laws, conspiracy and violation of 18 U.S.C. § 1962(c) and (d), fraudulent concealment, misrepresentation, breach of fiduciary duty, unjust enrichment and violation of state unfair and deceptive practices statutes. The plaintiffs seek monetary relief, including treble damages, an injunction, costs and other relief. These two lawsuits were not specifically identified in the order issued by the Panel transferring the OptiCare litigation to the U.S. District Court for the District of New Jersey, as noted above, but the Panel noted in its order that additional related actions had been filed in certain other jurisdictions, including cases in the Northern District of Illinois, and that those actions would be treated as potential “tag-along” actions. Accordingly, the Lewis and Preuss cases also may be subject to transfer by the Panel. The Company believes it has substantial defenses to the claims made in the Lewis and Preuss cases and intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant are as follows:

Martin L. Vaughan, III, 57, has been Chairman and Chief Executive Officer since May 2003. He has been a Director of the Company since 1999. Prior thereto, he was President of the Company from 2000 to 2003 and Chief Operating Officer from 1999 to 2003. He was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

Robert B. Lockhart, 54, has been President and Chief Operating Officer since August 2003 and a Director of the Company since 2003. He was Vice President of the Company and Director of the Northeast Region from 1999 to 2003. He was President of American Phoenix Corporation of Connecticut from 1996 to 1999.

Michael Crowley, 53, has been Executive Vice President, National Director for Property and Casualty since October 2004. Prior thereto, he was Vice Chairman of Palmer & Cay, Inc. from 2002 to 2004 and President and Chief Operating Officer of Palmer & Cay, Inc. from 1998 to 2002.

Timothy J. Korman, 52, has been Executive Vice President, Finance and Administration since 1997 and has been a Director of the Company since 1999. He is a first cousin of Robert S. Ukrop, a Director of the Company.

Carolyn Jones, 49, has been Senior Vice President, Chief Financial Officer and Treasurer since 1997 and was Vice President and Controller of the Company from 1991 to 1997.

Walter L. Smith, 47, has been Senior Vice President of the Company since 2001. He has been General Counsel of the Company since 1988 and Secretary of the Company since 1998. He was Vice President from 1991 to 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

William L. Chaufty, 52, has been Vice President of the Company since 1998. He has been Director of the Central Region since 1997 and was President of Hilb Rogal & Hobbs of Oklahoma, a subsidiary of the Company, from 1989 to 2000.

Steven C. Deal, 51, has been Vice President of the Company since 1998. He has been Director of the Mid-Atlantic Region since 2000. He was National Director of Select Commercial Operations from 1997 until 2000 and National Director of Personal Lines from 1998 until 2000. He has also been Chairman of Hilb Rogal & Hobbs of Virginia, a subsidiary of the Company, since 1997. He was President of this subsidiary from 1990 to 1997.

Michael A. Janes, 46, has been Vice President of the Company since 1998. He has been Director of the West Region since 1997 and Chairman of Hilb Rogal & Hobbs of Arizona, a subsidiary of the Company, since 1998. He was President of this subsidiary from 1993 to 1998.

Karl E. Manke, 58, has been Vice President, National Director, Select and Personal Lines of the Company since 2003. Prior thereto, he was Vice President, Marketing and Sales Development of the Company from 1999 to 2003.

Peter E. Marcia, 40, has been Vice President, National Director of Employee Benefits since November 2003. Prior thereto, he was Managing Director of Hobbs Group, LLC Employee Benefits from 1999 to 2003.

Kimberly A. McGillicuddy, 46, has been Vice President and Director of the Northeast Region since November 2003. Prior thereto, she was President of Hilb Rogal & Hobbs of Connecticut, LLC from 1999 until November 2003.

John P. McGrath, 47, has been Vice President and Director of the Midwest Region since November 2003. He was Senior Vice President – Business and Product Development from 1999 to 2003 and was Vice President of the Company from 1998 to 1999. He was Director of the Mid-Atlantic Region from 1995 to 2000 and President and Chief Executive Officer of Hilb Rogal & Hobbs of Pittsburgh from 1993 to 1998.

Robert S. O’Brien, 48, has been Vice President, Production and Sales Development since August 2003. Prior thereto, he was Senior Vice President of Marketing for Hobbs Group, LLC from 2002 to 2003, Vice President of Marketing from 2001 to 2002 and Vice President of Market Integration from 2000 to 2001. He was Director of Sales for Bay Technology Group, a division of Hobbs Group, LLC, from 1999 to 2000.

J. Thomas Stiles, 54, has been Vice President and Director of the Southeast Region of the Company since June 2004. Prior thereto, he was a Senior Vice President of the Hobbs Group, LLC from 1997 to 2004.

Robert W. Blanton, Jr., 40, has been Vice President and Controller of the Company since 1998. He was Assistant Vice President and Controller from 1997 to 1998 and was Assistant Vice President of the Company from 1993 to 1997.

Christopher T. Hearn, 34, has been Vice President, Financial Reporting since February 2004. He was Assistant Vice President, Financial Reporting from 2002 to 2003. Prior thereto, he held various positions at Ernst & Young LLP from 1993 to 2002.

Vincent P. Howley, 56, has been Vice President, Agency Financial Operations since 1997. He was Vice President, Audit of the Company from 1993 to 1997.

A. Brent King, 36, has been Vice President and Associate General Counsel and Assistant Secretary of the Company since 2001. Prior thereto, he was an attorney at Williams Mullen from 1994 to 2001.

Henry C. Kramer, 60, has been Vice President, Human Resources since 1997. Prior thereto, he held various human resource positions with Alexander & Alexander, Inc. in Baltimore, Maryland from 1973 to 1997.

William C. Widhelm, 36, has been Vice President, Internal Audit since 2001. He was Assistant Vice President, Internal Audit from 1999 to 2001. He joined the Company in 1994 and has held various positions in the auditing department.

All officers serve at the discretion of the Board of Directors. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 3, 2005, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange (NYSE) under the symbol “HRH.” As of December 31, 2004, there were 502 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2004
March 31	$38.33	$31.19	$0.0925
June 30	38.92	34.61	0.1050
September 30	37.01	32.26	0.1050
December 31	37.64	30.77	0.1050

2003
March 31	$43.89	$28.41	$0.0900
June 30	37.20	31.24	0.0925
September 30	35.80	29.20	0.0925
December 31	32.73	27.16	0.0925

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

The Company’s current credit facility limits the payment of cash dividends and other distributions on the Common Stock of the Company. The Company may not make dividend payments or other distributions during any fiscal year exceeding the consolidated net income for the immediately preceding fiscal year.

(c) The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2004	30,000	$31.80	30,000	$31,745,000
November 2004	403,400	$32.77	403,400	$18,526,000

Total	433,400	$32.70	433,400

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

Not included in the above table are purchases outside of the 2004 Program that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter was 5,416, at an average price per share of $34.59.

ITEM 6. SELECTED FINANCIAL DATA

Information as to selected financial data is incorporated by reference to the material under the heading “Selected Financial Data” in the portions of the Company’s 2004 Annual Report to Shareholders set forth as Exhibit 13 hereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information as to management’s discussion and analysis of financial condition and results of operations is incorporated by reference to the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the portions of the Company’s 2004 Annual Report to Shareholders set forth as Exhibit 13 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and notes thereto, selected quarterly financial data and the Report of Independent Registered Public Accounting Firm on Financial Statements are incorporated by reference to the material under those headings in the portions of the Company’s 2004 Annual Report to Shareholders set forth as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-K, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are incorporated by reference to the portions of the Company’s 2004 Annual Report to Shareholders set forth as Exhibit 13 hereto. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for certain information regarding executive officers included in Part I and the matters set forth below, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Code of Ethics

The Company has adopted codes of ethics that apply to all its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any person performing similar functions) and employees. The codes of ethics contain provisions relating to honest and ethical conduct (including the handling of conflicts of interest between personal and professional relationships), the preparation of full, fair, accurate and timely disclosure in reports and documents filed with the Securities and Exchange Commission and in other public communications made by the Company, compliance with governmental laws, rules and regulations and other matters. Shareholders of the Company and the public may obtain a copy from the “Investor Relations” section of the Company’s website at www.hrh.com or request a free copy from Hilb Rogal & Hobbs Company, Attention: Investor Relations, 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. Any amendment to or waiver from a provision of the code of ethics relating to directors and executive officers will be promptly disclosed on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

Except for certain information set forth under the captions “Human Resources & Compensation Committee Report on Executive Compensation” and “Performance Graph,” the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is incorporated by reference to the material under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed 120 days after the end of the fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3) 2004 Exhibits

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed August 11, 2003, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Registrant, (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed August 11, 2003, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)

10.2	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.3	Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.4	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

Exhibit No.	Document
10.5	Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)

10.6	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Robert B. Lockhart, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert W. Blanton, Jr., A. Brent King, William C. Widhelm and F. Michael Crowley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.7	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, Steven C. Deal, Michael A. Janes, J. Thomas Stiles, Karl E. Manke, Kimberly A. McGillicuddy, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.8	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)

10.9	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)

10.10	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)

Exhibit No.	Document
10.11	Form of Regional Director Employment Agreement for the following executive officers: John P. McGrath and J. Thomas Stiles*

10.12	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Robert B. Lockhart, Martin L. Vaughan, III, Carolyn Jones, Walter L. Smith, Vincent P. Howley, Henry C. Kramer, Robert W. Blanton, Jr., A. Brent King, William C. Widhelm, F. Michael Crowley, John P. McGrath, William C. Chaufty, Steven C. Deal, Michael A. Janes, J. Thomas Stiles, Karl E. Manke, Kimberly A. McGillicuddy, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien *

10.13	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.14	Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)

10.15	Senior Executive Employment Agreement of Robert B. Lockhart dated December 1, 2003 by and between the Company and Robert B. Lockhart (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)

10.16	2001 form of Hilb, Rogal and Hamilton Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

Exhibit No.	Document
10.17	2001 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 0-15981)

10.18	2002 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.19	2002 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.20	2003 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

10.21	2003 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

10.22	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)

10.23	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)

Exhibit No.	Document
10.24	2005 form of Hilb Rogal Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted*

10.25	2005 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted*

10.26	Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)

10.27	Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)

10.28	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)

10.29	Severance Agreement by and between the Company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.30	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

10.31	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)

Exhibit No.	Document
10.32	Amended and Restated Credit Agreement, dated December 15, 2004, among the Company, as Borrower; the banks named therein as Lenders; Wachovia Bank, National Association, as administrative agent; PNC Bank, National Association and SunTrust Bank, as documentation agents; and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 15, 2004, File No. 0-15981)

10.33	2005 Corporate Incentive Plan effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2005, File No. 0-15981)

13	Portions of 2004 Annual Report to Shareholders*

18.1	Letter from Independent Auditors regarding preferability of accounting principle change (incorporated by reference to Exhibit 18.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 0-15981)

21	Subsidiaries of Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed Herewith

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Hilb Rogal & Hobbs Company, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY

By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer

Date:	March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin L. Vaughan, III Martin L. Vaughan, III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ Carolyn Jones Carolyn Jones	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2005

/s/ Robert W. Blanton, Jr. Robert W. Blanton, Jr.	Vice President and Controller (Principal Accounting Officer)	March 14, 2005

/s/ Robert B. Lockhart Robert B. Lockhart	President, Chief Operating Officer and Director	March 14, 2005

/s/ Timothy J. Korman Timothy J. Korman	Executive Vice President, Finance and Administration and Director	March 14, 2005

/s/ Robert H. Hilb Robert H. Hilb	Chairman Emeritus and Director	March 14, 2005

/s/ Robert S. Ukrop Robert S. Ukrop	Director	March 14, 2005

Signature	Title	Date
/s/ Thomas H. O’Brien	Director	March 14, 2005
Thomas H. O’Brien

/s/ J. S. M. French	Director	March 14, 2005
J. S. M. French

/s/ Norwood H. Davis, Jr.	Director	March 14, 2005
Norwood H. Davis, Jr.

/s/ Theodore L. Chandler, Jr.	Director	March 14, 2005
Theodore L. Chandler, Jr.

/s/ Anthony F. Markel	Director	March 14, 2005
Anthony F. Markel

/s/ Robert W. Fiondella	Director	March 14, 2005
Robert W. Fiondella

/s/ Julious P. Smith, Jr.	Director	March 14, 2005
Julious P. Smith, Jr.

/s/ Warren M. Thompson	Director	March 14, 2005
Warren M. Thompson

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 9A, ITEMS 15 (a)(1) AND (2) AND (c)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2004

HILB ROGAL & HOBBS COMPANY

GLEN ALLEN, VIRGINIA

HILB ROGAL & HOBBS COMPANY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The Report of Independent Registered Public Accounting Firm on Financial Statements is included on page 26 of this Form 10-K and the following consolidated financial statements of Hilb Rogal & Hobbs Company and subsidiaries, included in the portions of the Company’s 2004 Annual Report to Shareholders that are incorporated by reference in Item 8 of this report:

Consolidated Balance Sheet, December 31, 2004 and 2003
Statement of Consolidated Income, Years Ended December 31, 2004, 2003 and 2002
Statement of Consolidated Shareholders’ Equity, Years Ended December 31, 2004, 2003 and 2002
Statement of Consolidated Cash Flows, Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included in the portions of the Company’s 2004 Annual Report to Shareholders that are incorporated by reference in Item 9a of this report.

The following consolidated financial statement schedule of Hilb Rogal & Hobbs Company and subsidiaries is included in Item 15(c):

Page Number
Schedule II	Valuation and Qualifying Accounts	27

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm on Financial Statements

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited the accompanying consolidated balance sheets of Hilb Rogal & Hobbs Company as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements are the responsibility of Hilb Rogal & Hobbs Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb Rogal & Hobbs Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Hilb Rogal & Hobbs Company changed its method of accounting for commissions on premiums billed and collected directly by insurance companies on its middle-market property and casualty business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilb Rogal & Hobbs Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, VA

March 14, 2005

HILB ROGAL & HOBBS COMPANY

AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$4,243	$1,588	$136	(b)	$1,337	(e)	$4,630

Year ended December 31, 2003:
Allowance for doubtful accounts	5,567	1,362	184	(b)	2,870	(d)	4,243

Year ended December 31, 2002:
Allowance for doubtful accounts	3,374	1,745	1,859	(c)	1,411	(a)	5,567

(a)	Bad debts written off
(b)	Recoveries
(c)	Recoveries ($142) and from acquisitions ($1,717)
(d)	Bad debts written off ($1,358) and from acquisitions ($1,512)
(e)	Bad debts written off ($1,105) and from acquisitions ($232)