Form 10-Q
period 2005-03-31
HILB ROGAL & HOBBS CO
filed 2005-05-06
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, no par value	35,621,173

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
REVENUES
Commissions and fees	$180,257	$156,396
Investment income	1,073	555
Other	2,015	1,276

	183,345	158,227
OPERATING EXPENSES
Compensation and employee benefits	93,660	83,725
Other operating expenses	32,919	25,566
Depreciation	2,190	2,255
Amortization of intangibles	4,697	2,829
Interest expense	3,762	2,529
Integration costs	—	991

	137,228	117,895

INCOME BEFORE INCOME TAXES	46,117	40,332
Income taxes	18,395	16,098

NET INCOME	$27,722	$24,234

Net Income Per Share:
Basic	$0.77	$0.68
Assuming Dilution	$0.76	$0.67

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	March 31, 2005	December 31, 2004
(in thousands)	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $53,357 and $55,909, respectively, of restricted funds	$227,083	$210,470
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,712 and $4,630, respectively	166,415	211,299
Other	29,061	29,122

	195,476	240,421
Prepaid expenses and other current assets	17,092	24,586

TOTAL CURRENT ASSETS	439,651	475,477
PROPERTY AND EQUIPMENT, NET	24,370	24,024
GOODWILL	613,175	608,427
OTHER INTANGIBLE ASSETS	185,478	181,289
Less accumulated amortization	36,314	31,774

	762,339	757,942
OTHER ASSETS	22,827	20,556

	$1,249,187	$1,277,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$285,045	$315,130
Accounts payable	18,505	13,417
Accrued expenses	34,769	46,371
Premium deposits and credits due customers	45,401	48,287
Current portion of long-term debt	15,003	16,248

TOTAL CURRENT LIABILITIES	398,723	439,453
LONG-TERM DEBT	262,566	265,384
DEFERRED INCOME TAXES	35,717	34,113
OTHER LONG-TERM LIABILITIES	32,075	31,893
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,679 and 35,886 shares, respectively	222,352	233,785
Retained earnings	295,916	271,978
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net of deferred tax (expense) benefit of ($276) and $120, respectively	414	(181)
Foreign currency translation adjustments	1,424	1,574

	520,106	507,156

	$1,249,187	$1,277,999

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 346 shares of Common Stock	6,949
Repurchase of 553 shares of Common Stock	(19,697)
Income tax benefit from exercise of stock options	1,315
Payment of dividends ($0.1050 per share)		(3,784)
Derivative gain, net of tax			595
Foreign currency translation adjustments			(150)
Net income		27,722

Balance at March 31, 2005	$222,352	$295,916	$1,838

Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 419 shares of Common Stock	932
Income tax benefit from exercise of stock options	4,761
Payment of dividends ($0.0925 per share)		(3,310)
Derivative gain, net of tax			250
Foreign currency translation adjustments			500
Net income		24,234

Balance at March 31, 2004	$234,050	$226,108	$1,476

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$27,722	$24,234
Adjustments to reconcile net income to net cash provided by operating activities:
Integration costs	—	991
Depreciation	2,190	2,255
Amortization of intangibles	4,697	2,829
Provision for losses on receivables	289	291
Provision for deferred income taxes	1,028	(302)
Gain on sale of assets	(1,056)	(397)
Income tax benefit from exercise of stock options	1,315	4,761
Changes in operating assets and liabilities net of effects from integration costs and insurance agency acquisitions and dispositions:
Decrease in receivables	47,158	38,769
Decrease in prepaid expenses	7,496	2,043
Decrease in premiums payable to insurance companies	(32,340)	(34,666)
Increase (decrease) in premium deposits and credits due customers	(2,886)	7,421
Increase in accounts payable	4,937	278
Decrease in accrued expenses	(11,588)	(7,409)
Other operating activities	(1,308)	(639)

Net Cash Provided by Operating Activities	47,654	40,459

INVESTING ACTIVITIES
Purchase of property and equipment	(2,312)	(1,692)
Purchase of insurance agencies, net of cash acquired	(5,691)	(2,493)
Proceeds from sale of assets	1,895	2,772
Other investing activities	46	288

Net Cash Used in Investing Activities	(6,062)	(1,125)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3,359)	(2,787)
Debt issuance costs	—	(300)
Repurchase of Common Stock	(19,697)	—
Proceeds from issuance of Common Stock, net of tax payments for options exercised	1,861	(1,252)
Dividends	(3,784)	(3,310)

Net Cash Used in Financing Activities	(24,979)	(7,649)

Increase in cash and cash equivalents	16,613	31,685
Cash and cash equivalents at beginning of period	210,470	126,464

Cash and cash equivalents at End of Period	$227,083	$158,149

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2005

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). Statement 123R revises Statement 123. The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts. In April 2005, the Securities and Exchange Commission issued a rule to amend the effective date of Statement 123R. Statement 123R is effective for a public company that is not a small business issuer at the beginning of the first fiscal year beginning after June 15, 2005.

Statement 123R permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation based upon fair value for only those share-based awards granted with an effective date subsequent to the company’s date of adoption and share-based awards issued in prior periods that remain unvested at the date of adoption. The modified-retrospective method allows a company to restate, based upon pro forma amounts previously disclosed under the requirements of Statement 123, for either all prior periods presented or prior interim periods included in the year of adoption.

The Company intends to adopt Statement 123R no later than January 1, 2006, but has yet to determine which of the two methods described above will be utilized. The Company continues to evaluate the impact of this proposed statement on its financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2005

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income—as reported	$27,722	$24,234
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,230)	(1,203)

Pro forma net income	$26,492	$23,031

Net income per share:
Basic—as reported	$0.77	$0.68
Basic—pro forma	$0.74	$0.65
Assuming dilution—as reported	$0.76	$0.67
Assuming dilution—pro forma	$0.73	$0.63

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE D—ACQUISITIONS

During the first three months of 2005, the Company acquired certain assets and liabilities of two insurance agencies. These acquisitions are not material to the consolidated financial statements.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2005 and 2004, the Company sold certain insurance accounts and other assets resulting in gains of $1.1 million and $0.4 million, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2005

(UNAUDITED)

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Numerator for basic and dilutive net income per share
Net income	$27,722	$24,234

Denominator
Weighted average shares	35,665	35,337
Effect of guaranteed future shares to be issued in connection with agency acquisitions	309	251

Denominator for basic net income per share	35,974	35,588
Effect of dilutive securities:
Employee stock options	308	535
Employee non-vested stock	143	122
Contingent stock—acquisitions	85	91

Dilutive potential common shares	536	748

Denominator for diluted net income per share—
adjusted weighted average shares	36,510	36,336

Net Income Per Share:
Basic	$0.77	$0.68
Assuming Dilution	$0.76	$0.67

NOTE G—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. The Company did not incur any integration costs in the first quarter of 2005. In the first quarter of 2004, the Company recognized integration costs of $1.0 million and related income taxes of $0.4 million. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES

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

March 31, 2005

(UNAUDITED)

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

In April 2005, the Company announced that Carolyn Jones, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, will retire from her position. She will remain in her current position until the appointment of her successor, and thereafter will provide support, as needed, for a smooth transition. The Company has commenced a search to identify and retain a Chief Financial Officer and Treasurer.

Results of Operations

Three Months Ended March 31, 2005

Net income for the three months ended March 31, 2005 was $27.7 million, or $0.76 per share, compared with $24.2 million, or $0.67 per share, for the comparable period last year. The Company did not incur any integration costs in the first quarter of 2005. Net income for the 2004 quarter included integration costs, net of tax, of $0.6 million, or $0.02 per share. Integration costs represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. The Company expects to continue to incur certain facility relocation and lease termination costs in 2005 as a result of its continued integration of Hobbs. In addition, non-operating gains, net of tax, were $0.7 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

Commissions and fees were $180.3 million, an increase of 15.3%, from commissions and fees of $156.4 million during the comparable period of the prior year. Approximately $26.2 million of the commissions increase was derived from acquisitions of new insurance agencies in 2005 and 2004. This increase was offset by decreases of approximately $2.7 million from the sale of certain offices and accounts in 2005 and 2004. Excluding the effect of acquisitions and dispositions, commissions and fees increased 0.2%. This slight increase principally reflects higher contingent commissions offset by a softening rate environment, a reduction in commission rates for two lines of business, and variability in timing of renewals and new business sold.

Expenses for the quarter increased $19.3 million or 16.4%. Integration costs decreased $1.0 million from the first quarter of 2004. Compensation and benefits, and other operating expenses increased $9.9 million and $7.4 million, respectively. Compensation and benefits increased primarily due to acquisitions of insurance agencies. Other operating expenses increased mainly due to acquisitions and increased legal, compliance and claims expenditures. Legal, compliance and claims expenditures increased $4.9 million from the year ago quarter due primarily to various regulatory inquiries, compliance with Section 404 of the Sarbanes-Oxley Act and the protection of restrictive covenants in employment contracts. As part of its response to regulatory inquiries and other proceedings related to industry business practices and compensation arrangements, the Company expects to continue to incur additional legal and compliance costs in 2005.

Depreciation expense changed slightly between the quarters. Amortization of intangibles increased approximately $1.9 million due primarily to intangible assets acquired in 2005 and 2004 acquisitions. Interest expense increased $1.2 million as average borrowings and interest rates increased between the quarters.

The Company’s overall tax rate for the three months ended March 31, 2005 and 2004 was 39.9%.

Other

For the three months ended March 31, 2005, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2004. Commission income was higher during the first quarter due to acquisitions and higher contingent commissions, the majority of which are historically received during the first and second quarters.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2005 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operations totaled $47.7 million and $40.5 million for the three months ended March 31, 2005 and 2004, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $2.3 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The purchase of insurance agencies utilized cash of $5.7 million and $2.5 million in the three months ended March 31, 2005 and 2004, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of March 31, 2005.

Financing activities utilized cash of $25.0 million and $7.6 million in the three months ended March 31, 2005 and 2004, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 552,800 shares of its Common Stock for $19.7 million during the three months ended March 31, 2005. The Company is currently authorized to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of March 31, 2005, the Company has a credit agreement with outstanding term loans of $248.2 million which are due in various amounts through 2011, and no outstanding revolving credit facility borrowings with $175.0 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread.

The Company had a current ratio (current assets to current liabilities) of 1.10 to 1.00 as of March 31, 2005. Shareholders’ equity of $520.1 million at March 31, 2005, is improved from $507.2 million at December 31, 2004. The debt to equity ratio at March 31, 2005 of 0.50 to 1.00 is decreased from the ratio at December 31, 2004 of 0.52 to 1.00 due to net income and the issuance of Common Stock partially offset by stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Market Risk

The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). Statement 123R revises Statement 123. The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts. In April 2005, the Securities and Exchange Commission issued a rule to amend the effective date of Statement 123R. Statement 123R is effective for a public company that is not a small business issuer at the beginning of the first fiscal year beginning after June 15, 2005.

Statement 123R permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation based upon fair value for only those share-based awards granted with an effective date subsequent to the company’s date of adoption and share-based awards issued in prior periods that remain unvested at the date of adoption. The modified-retrospective method allows a company to restate, based upon pro forma amounts previously disclosed under the requirements of Statement 123, for either all prior periods presented or prior interim periods included in the year of adoption.

The Company intends to adopt Statement 123R no later than January 1, 2006, but has yet to determine which of the two methods described above will be utilized. The Company continues to evaluate the impact of this proposed statement on its financial position and results of operations.

Recent Industry Developments

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. On March 4, 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with the conduct of its placement of insurance business. Marsh and Aon have each announced settlement agreements with the NYAG and certain state regulators. In addition, on April 8, 2005, Willis Group Holdings Limited, Willis North America Inc. and Willis of New York, Inc. (collectively Willis) entered into an agreement with the NYAG and a state regulator to resolve all of the issues related to investigations conducted by the NYAG and the state regulator. Under the terms of the agreements, Marsh, Aon and Willis are required to establish settlement funds in the amounts of $850 million, $190 million and $50 million, respectively, to compensate U.S. policyholder clients who retained Marsh, Aon and Willis to place insurance with inception or renewal dates between January 1, 2001 and December 31, 2004, where such policies resulted in Marsh, Aon and Willis recording contingent or override commissions.

The Marsh, Aon and Willis settlement agreements also place restrictions on the future business practices of these companies. Marsh, Aon and Willis may no longer accept (i) any contingent compensation for services in placing, renewing, consulting on or servicing any insurance policy and (ii) any compensation other than a specific fee to be paid by the client, a specific percentage commission on premiums to be paid by the insurer set at the time of the purchase, renewal, placement or servicing of the policy, or both types of compensation. If Marsh, Aon or Willis receives any commission, it must disclose to the client that it intends to collect the commission and obtain the client’s written consent prior to the binding of the policy.

As of the date of this report, the Company has not received a subpoena from the NYAG. However, as a result of the above events with Marsh, Aon and Willis, controversy now surrounds the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. A committee of the Company’s Board of Directors was previously authorized to perform an independent review concerning the Company’s practices in the areas that are the subjects of the NYAG’s allegations against Marsh. This committee has engaged outside legal counsel to assist it in the review.

In addition to the ongoing investigation by the NYAG, other state attorneys general and insurance departments have been making inquiries into, among other things, the industry’s commission payment practices. In October 2004, the Company received a subpoena from the Office of the Attorney General of the State of Connecticut (CTAG), as part of the CTAG’s investigation of possible antitrust violations. The CTAG’s subpoena requests information concerning various business practices, including contingent commissions. The Company also has received subpoenas from the attorneys general in Florida, Massachusetts and North Carolina requesting information regarding business practices. In addition, the Company has received requests for information from state insurance departments in eleven states, and the Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. It is the Company’s understanding that numerous others in the insurance industry have also received such subpoenas and requests for information. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

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

For the first quarters ended March 31, 2005 and 2004, the Company recognized contingent and override commissions of $37.3 million and $27.5 million, respectively. For the years ended December 31, 2004 and 2003, the Company recognized $42.4 million and $40.8 million, respectively, in contingent and override commissions. Of the 2005 quarterly amount, 92% was from standard contingency agreements and 8% was from national override agreements. Of the 2004 annual amount, 81% was from standard contingency agreements and 19% was from national override agreements. The standard contingency agreements are maintained at the local office level. The national override agreements are specially negotiated and volume-based in keeping with industry norms. Effective for business written on or after January 1, 2005, these national override agreements, which were paid quarterly when earned, reverted into standard local contingency arrangements with those underwriters, which will be paid and recorded annually beginning in early 2006. There can be no assurance that the loss of override commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in three purported class action suits brought against a number of brokers in the insurance industry. For information on industry litigation, see “Note H—Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management’s current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company’s business, financial condition or operating results. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are highly dependent on premium rates charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters; the level of contingent commissions is difficult to predict and any decrease in the Company’s collection of them is likely to have an impact on operating results; the Company has eliminated override commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s continued growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues if the volume of insurance business brought about by favorable economic conditions is offset by premium rates that have declined in response to increased competitive conditions; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; the business practices and broker compensation arrangements of the Company and the insurance intermediary industry are subject to uncertainty due to investigations by various governmental authorities and related private litigation; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

c)	The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the first quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 2005	552,800	$35.63	552,800	$30,303,000

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the above table are purchases outside of the 2004 Program that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter was 6,603, at an average price per share of $34.78.

Item 6.	EXHIBITS

Exhibit No.	Document

10.1	2005 Corporate Incentive Plan, effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2005, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date	May 6, 2005	By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date	May 6, 2005	By:	/s/ Carolyn Jones
Carolyn Jones Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date	May 6, 2005	By:	/s/ Robert W. Blanton, Jr.
Robert W. Blanton, Jr. Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	2005 Corporate Incentive Plan, effective February 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 11, 2005, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350