Form 10-Q
period 2005-06-30
HILB ROGAL & HOBBS CO
filed 2005-08-03
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, no par value	35,671,966

HILB ROGAL & HOBBS COMPANY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

(UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
REVENUES
Commissions and fees	$158,432	$145,674	$338,689	$302,070
Investment income	1,515	756	2,588	1,311
Other	2,080	1,325	4,095	2,601

	162,027	147,755	345,372	305,982

OPERATING EXPENSES
Compensation and employee benefits	90,195	79,145	183,855	162,870
Other operating expenses	32,611	26,411	65,530	51,977
Depreciation	2,090	2,074	4,280	4,329
Amortization of intangibles	4,717	2,852	9,414	5,681
Interest expense	4,035	2,385	7,797	4,914
Severance charge	1,303	—	1,303	—
Integration costs	764	636	764	1,627

	135,715	113,503	272,943	231,398

INCOME BEFORE INCOME TAXES	26,312	34,252	72,429	74,584

Income taxes	10,509	13,748	28,904	29,846

NET INCOME	$15,803	$20,504	$43,525	$44,738

Net Income Per Share:
Basic	$0.44	$0.57	$1.22	$1.25
Assuming Dilution	$0.44	$0.56	$1.20	$1.23

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands)	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $60,344 and $55,909, respectively, of restricted funds	$224,697	$210,470
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,814 and $4,630, respectively	232,433	211,299
Other	26,414	29,122

	258,847	240,421
Prepaid expenses and other current assets	17,551	24,586

TOTAL CURRENT ASSETS	501,095	475,477

PROPERTY AND EQUIPMENT, NET	25,487	24,024
GOODWILL	619,992	608,427
OTHER INTANGIBLE ASSETS	185,781	181,289
Less accumulated amortization	41,011	31,774

	764,762	757,942

OTHER ASSETS	24,127	20,556

	$1,315,471	$1,277,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$346,446	$315,130
Accounts payable	13,764	13,417
Accrued expenses	32,883	46,371
Premium deposits and credits due customers	43,590	48,287
Current portion of long-term debt	12,284	16,248

TOTAL CURRENT LIABILITIES	448,967	439,453
LONG-TERM DEBT	263,082	265,384

DEFERRED INCOME TAXES	36,251	34,113

OTHER LONG-TERM LIABILITIES	35,585	31,893

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,671 and 35,886 shares, respectively	223,037	233,785
Retained earnings	307,616	271,978
Accumulated other comprehensive income (loss)
Unrealized loss on interest rate swaps, net of deferred tax benefit of $0 and $120, respectively	—	(181)
Foreign currency translation adjustments	933	1,574

	531,586	507,156

	$1,315,471	$1,277,999

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 398 shares of Common Stock	9,635
Repurchase of 613 shares of Common Stock	(21,848)
Income tax benefit from exercise of stock options	1,465
Payment of dividends ($0.22 per share)		(7,887)
Derivative gain, net of tax			181
Foreign currency translation adjustments			(641)
Net income		43,525

Balance at June 30, 2005	$223,037	$307,616	$933

Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 698 shares of Common Stock	9,765
Repurchase of 233 shares of Common Stock	(8,331)
Income tax benefit from exercise of stock options	5,812
Payment of dividends ($0.1975 per share)		(7,081)
Derivative gain, net of tax			502
Foreign currency translation adjustments			34
Net income		44,738

Balance at June 30, 2004	$235,603	$242,841	$1,262

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$43,525	$44,738
Adjustments to reconcile net income to net cash provided by operating activities:
Severance charge	1,303	—
Integration costs	764	1,627
Depreciation	4,280	4,329
Amortization of intangibles	9,414	5,681
Provision for losses on receivables	598	543
Provision for deferred income taxes	2,044	950
Gain on sale of assets	(1,891)	(475)
Income tax benefit from exercise of stock options	1,465	5,812
Changes in operating assets and liabilities net of effects from severance charge, integration costs and insurance agency acquisitions and dispositions:
(Increase) decrease in receivables	(16,263)	18,773
Decrease in prepaid expenses	7,041	947
Increase (decrease) in premiums payable to insurance companies	29,062	(15,926)
Increase (decrease) in premium deposits and credits due customers	(4,696)	9,154
Decrease in accounts payable	(568)	(664)
Decrease in accrued expenses	(14,273)	(8,913)
Other operating activities	(293)	(730)

Net Cash Provided by Operating Activities	61,512	65,846

INVESTING ACTIVITIES
Purchase of property and equipment	(5,685)	(5,053)
Purchase of insurance agencies, net of cash acquired	(11,570)	(12,935)
Proceeds from sale of assets	3,802	3,335
Other investing activities	226	(912)

Net Cash Used in Investing Activities	(13,227)	(15,565)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	10,000
Principal payments on long-term debt	(6,613)	(4,663)
Debt issuance costs	—	(300)
Repurchase of Common Stock	(21,848)	(8,331)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	2,290	(1,721)
Dividends	(7,887)	(7,081)

Net Cash Used in Financing Activities	(34,058)	(12,096)

Increase in cash and cash equivalents	14,227	38,185
Cash and cash equivalents at beginning of period	210,470	126,464

Cash and cash equivalents at End of Period	$224,697	$164,649

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income—as reported	$15,803	$20,504	$43,525	$44,738
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,474)	(1,453)	(2,705)	(2,656)

Pro forma net income	$14,329	$19,051	$40,820	$42,082

Net income per share:
Basic—as reported	$0.44	$0.57	$1.22	$1.25
Basic—pro forma	$0.40	$0.53	$1.14	$1.18

Assuming dilution—as reported	$0.44	$0.56	$1.20	$1.23
Assuming dilution—pro forma	$0.40	$0.52	$1.12	$1.15

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE D—ACQUISITIONS

During the first six months of 2005, the Company acquired certain assets and liabilities of three insurance agencies. These acquisitions are not material to the consolidated financial statements individually or in aggregate.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2005 and 2004, the Company sold certain insurance accounts and other assets resulting in gains of $1.9 million and $0.5 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Taxes related to these gains were $0.8 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(UNAUDITED)

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator for basic and dilutive net income per share
Net Income	$15,803	$20,504	$43,525	$44,738

Denominator
Weighted average shares	35,366	35,677	35,519	35,507
Effect of guaranteed future shares to be issued in connection with agency acquisitions	248	244	278	247

Denominator for basic net income per share	35,614	35,921	35,797	35,754
Effect of dilutive securities:
Employee stock options	293	423	301	479
Employee non-vested stock	133	116	135	119
Contingent stock—acquisitions	98	124	91	108

Dilutive potential common shares	524	663	527	706

Denominator for diluted net income per share—adjusted weighted average shares	36,138	36,584	36,324	36,460

Net Income Per Share:
Basic	$0.44	$0.57	$1.22	$1.25
Assuming Dilution	$0.44	$0.56	$1.20	$1.23

NOTE G—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former President and Chief Operating Officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement.

NOTE H—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. The Company recognized integration costs of $0.8 million and $1.6 million and related income tax benefit of $0.3 million and $0.6 million for the first six months of 2005 and 2004, respectively. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

NOTE I—COMMITMENTS AND CONTINGENCIES

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(UNAUDITED)

In August 2004, OptiCare Health Systems Inc. filed a putative class action suit in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the Opticare suit in November 2004. In December 2004, two other purported class action suits were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that the Opticare suit, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry participants, be centralized and transferred to the U.S. District Court for the District of New Jersey. In addition, by Conditional Transfer Order dated March 10, 2005, the Panel conditionally transferred the Lewis and Preuss cases to the U.S. District Court for the District of New Jersey. As a result of the Panel’s transfer orders, the Opticare, Lewis and Preuss cases are proceeding on a consolidated basis with other purported class action suits styled as In re: Insurance Brokerage Antitrust Litigation (MDL 1663).

On August 1, 2005, the plaintiffs in MDL 1663 filed a First Consolidated Amended Commercial Class Action Complaint (the Commercial Complaint) in the United States District Court for the District of New Jersey (Civil No. 04-5184) against the Company and certain other insurance brokers and insurers. In the Commercial Complaint, the named plaintiffs purport to represent a class consisting of all persons who, between August 26, 1994 and the date on which class certification may occur, engaged the services of any one of the broker defendants or any of their subsidiaries or affiliates to obtain advice with respect to the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one of the insurer defendants. The plaintiffs allege in the Commercial Complaint, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of contingent commissions from insurers; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; that the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers; and that the defendants created centralized internal departments for the purpose of monitoring, facilitating and advancing the collection of contingent commissions, payments and other improper fees. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiff seeks monetary relief, including treble damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief. The Company has not yet filed a responsive pleading in this case but believes it has substantial defenses to these claims and intends to defend itself vigorously.

In addition, the plaintiffs in MDL 1663 also filed on August 1, 2005 a First Consolidated Amended Employee Benefits Class Action Complaint (the Employee Benefits Complaint) in the United States District Court for the District of New Jersey against the Company and certain other insurance brokers and insurers. In the Employee Benefits Complaint (Civil Nos. 04-5184, et al.), the named plaintiffs purport to represent two separate classes consisting of ERISA and non-ERISA plan employees and employers, respectively, that have acquired insurance products from the defendants in connection with an employee benefit plan between August 26, 1994 and the date on which class certification may occur. The plaintiffs allege in the Employee Benefits Complaint, among other things, that the broker defendants secretly conspired with the insurer defendants to steer plaintiffs and members of the classes to the insurer defendants in exchange for undisclosed fees, including communication fees, enrollment fees, service fees, finders fees and/or administrative fees, contingent commissions and other payments, including broker bonuses, trips and entertainment, from the insurer defendants; that the defendants

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(UNAUDITED)

were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; and that the defendants entered into unlawful tying arrangements under which the broker defendants would place primary insurance contracts with insurers on the condition that the insurers use the broker defendants for placing their reinsurance coverage with reinsurance carriers. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiff seeks monetary relief, including treble and punitive damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief. The Company has not yet filed a responsive pleading in this case but believes it has substantial defenses to these claims and intends to defend itself vigorously.

In May 2005, Bensley Construction, Inc. filed a putative class action suit in the Superior Court of the Commonwealth of Massachusetts (Case No. ESCV2005-00277) against the Company and certain large commercial insurers and brokers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants entered into contingent commission agreements with the insurer defendants without disclosing the existence and/or terms of the agreements to clients to whom the defendants owed a fiduciary duty and that certain of the defendants engaged in a bid-rigging and customer allocation scheme to maximize their revenues under the contingent commission agreements. The plaintiff alleges breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, breach of contract and breach of implied covenant of good faith and fair dealing. The plaintiff seeks monetary damages for each member of the class in an amount not to exceed $74,999 per class member, costs and other relief. The defendants removed the case to federal court and filed a notice to transfer the case to the U.S. District Court for the District of New Jersey pursuant to the Panel order referred to above. The Company believes it has substantial defenses to these claims and intends to defend itself vigorously.

Securities Class Action Suit

In June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action suit in the United States District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB) against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert W. Blanton, Jr. and Robert B. Lockhart. Each of the individual defendants is a current or former officer and/or director of the Company. In the complaint, the plaintiff alleges, among other things, that the defendants made false and misleading statements to the public in the Company’s filings with the Securities and Exchange Commission, press releases and other public statements between February 14, 2002 and May 26, 2005 by failing to disclose that the Company’s contingent and override commissions were designed to allow the Company to steer its flow of business to those insurance carriers that agreed to pay it such commissions; that the Company’s business practices were in direct conflict of interest with its customers and were fraudulent and illegal; and that the Company’s financial results were materially inflated as a result of the recognition of improper commissions as revenues. The complaint further alleges that the individual defendants were able to and did control the content of the Company’s public statements as a result of their positions as officers and/or directors of the Company. The plaintiff alleges violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks monetary damages, interest, costs, legal fees and other relief. The Company has not been served with the complaint. The Company believes it has substantial defenses to these claims and intends to defend itself vigorously.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In May 2005, Robert B. Lockhart, the Company’s former President and Chief Operating Officer, resigned. The Company has not announced any information regarding the appointment of a successor for Mr. Lockhart.

In April 2005, the Company announced that Carolyn Jones, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, will retire from her position. She will remain in her current position until the appointment of her successor, and thereafter is expected to provide support, as needed, for a smooth transition. The Company has a search in progress to retain a Chief Financial Officer and Treasurer.

Results of Operations

Three Months Ended June 30, 2005

Net income for the three months ended June 30, 2005 was $15.8 million, or $0.44 per share, compared with $20.5 million, or $0.56 per share, for the comparable period last year. Net income for the 2005 quarter included a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share. Net income for the 2004 quarter included integration costs, net of tax, of $0.4 million, or $0.01 per share. The severance charge represents estimated payments due to the Company’s former President and Chief Operating Officer under the terms of his employment agreement. Integration costs relate to the continued integration of Hobbs. These represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. In addition, non-operating gains, net of tax, were $0.5 million, or $0.01 per share, for the 2005 quarter compared to non-operating gains, net of tax, of $47 thousand for the 2004 quarter.

Commissions and fees were $158.4 million, an increase of 8.8%, from commissions and fees of $145.7 million during the comparable period of the prior year. Approximately $18.9 million of the commissions was derived from acquisitions of new insurance agencies in 2005 and 2004. This increase was offset by decreases of approximately $2.2 million from the sale of certain offices and accounts in 2005 and 2004. Excluding the effect of acquisitions and divestitures, commissions and fees decreased 2.7%. This decrease principally reflects a declining premium rate environment, decreased same-store contingent and override commissions including the elimination of override commissions, producer culling, and timing of renewals partially offset by new business production.

Expenses for the quarter increased $22.2 million, or 19.6%. The 2005 quarter includes a severance charge of $1.3 million. Integration costs increased $0.1 million. Compensation and benefits and other operating expenses increased $11.1 million and $6.2 million, respectively. Compensation and benefits increased primarily due to acquisitions of insurance agencies and continued investment in new sales and service talent. Other operating expenses increased mainly due to increased legal and claims expenditures and acquisitions. Legal and claims expenditures increased $3.4 million due primarily to various regulatory inquiries and the protection of restrictive covenants in employment contracts. The $3.4 million increase is net of $4.2 million in insurance recoveries on contested claims.

Depreciation expense was relatively comparable to the prior year. Amortization of intangibles increased approximately $1.9 million due primarily to intangible assets acquired in 2005 and 2004 acquisitions. Interest expense increased $1.7 million as average borrowings and interest rates increased between the quarters.

The Company’s overall tax rates for the quarters ended June 30, 2005 and 2004, respectively, were 39.9% and 40.1%.

Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2005 increased to $43.5 million, or $1.20 per share, from $44.7 million, or $1.23 per share, for the prior year period. Net income for the six-month period ended June 30,

2005, included a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share. Net income for the six months ended June 30, 2004 included integration costs, net of tax, of $1.0 million, or $0.03 per share. The severance charge and integration costs are consistent with those noted for the second quarter. In addition, non-operating gains, net of tax, were $1.1 million, or $0.03 per share, and $0.3 million, or $0.01 per share, for the six months ended June 30, 2005 and 2004, respectively.

Commissions and fees for the first six months of 2005 increased 12.1% to $338.7 million from $302.1 million during the prior year period. Acquisitions of new insurance agencies in 2005 and 2004 contributed commissions of approximately $45.1 million. This increase was offset by decreases of approximately $4.9 million from the sale of certain offices and accounts in 2005 and 2004. Excluding the effect of acquisitions and divestitures, commissions and fees decreased 1.2%. This decrease principally reflects the same factors noted for the quarter.

Expenses for the six months ended June 30, 2005 increased $41.5 million, or 18.0%, from the prior year period. For the 2005 six-month period, expenses include a severance charge of $1.3 million. Integration costs decreased $0.9 million from the six-month period of 2004. Other increases from the prior year were $21.0 million in compensation and benefits and $13.6 million in other operating expenses. Compensation and benefits increased primarily due to acquisitions of insurance agencies and continued investment in new sales and service talent. Other operating expenses increased mainly due to increased legal, compliance and claims expenses and acquisitions. Legal, compliance and claims expenditures increased $8.3 million due primarily to the same factors noted for the quarter as well as expenditures for compliance with Section 404 of the Sarbanes-Oxley Act. The $8.3 million increase is net of $4.2 million in insurance recoveries on contested claims. As part of its response to regulatory inquiries and other proceedings related to industry business practices and compensation arrangements, the Company expects to continue to incur additional legal and compliance costs in 2005.

Depreciation expense was comparable to the prior year. Amortization of intangibles increased approximately $3.7 million due primarily to intangible assets acquired in 2005 and 2004 acquisitions. Interest expense increased $2.9 million as average borrowings and interest rates increased compared to the same period in the prior year.

The Company’s overall tax rates for the six months ended June 30, 2005 and 2004, respectively, were 39.9% and 40.0%.

Other

For the three months ended June 30, 2005, net income as a percentage of revenues declined from the three months ended March 31, 2005. Commission income was higher during the three months ended March 31, 2005 due to the continued decline in premium rates, the elimination of override commissions, and higher contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2005 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operations totaled $61.5 million and $65.8 million for the six months ended June 30, 2005 and 2004, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $5.7 million and $5.1 million for the six months ended June 30, 2005 and 2004, respectively. The purchase of insurance agencies utilized cash of $11.6 million and $12.9 million in the six months ended June 30, 2005 and 2004, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of June 30, 2005.

Financing activities utilized cash of $34.1 million and $12.1 million in the six months ended June 30, 2005 and 2004, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 612,800 shares of its Common Stock for $21.8 million during the six months ended June 30, 2005. The Company is currently authorized to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of June 30, 2005, the Company has a credit agreement with outstanding term loans of $246.5 million which are due in various amounts through 2011, and no outstanding revolving credit facility borrowings with $174.7 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread.

The Company had a current ratio (current assets to current liabilities) of 1.12 to 1.00 as of June 30, 2005. Shareholders’ equity of $531.6 million at June 30, 2005, improved from $507.2 million at December 31, 2004. The debt to equity ratio at June 30, 2005 of 0.49 to 1.00 is decreased from the ratio at December 31, 2004 of 0.52 to 1.00 due to net income and the issuance of Common Stock partially offset by share repurchases.

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

Recent Industry Developments

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. On March 4, 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with the conduct of its placement of insurance business. Marsh and Aon have each announced settlement agreements with the NYAG and certain state regulators. On April 8, 2005, Willis Group Holdings Limited, Willis North America Inc. and Willis of New York, Inc. (collectively Willis) entered into an agreement with the NYAG and the New York state insurance regulator to resolve issues related to investigations of business practices conducted by the NYAG and the state regulator. On May 18, 2005, Arthur J. Gallagher & Co. and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., (collectively Gallagher), entered into an Assurance of Voluntary Compliance with the Attorney General of the State of Illinois and the Illinois state insurance regulator to resolve issues related to investigations of business practices conducted by the Illinois regulators.

Under the terms of the agreements, Marsh, Aon, Willis and Gallagher are required to establish settlement funds in the amounts of $850 million, $190 million, $50 million and $27 million, respectively, to compensate certain policyholder clients who retained Marsh, Aon, Willis or Gallagher to place insurance between specified inception or renewal dates, where such policies resulted in Marsh, Aon, Willis and Gallagher recording contingent or override commissions. The Marsh, Aon, Willis and Gallagher agreements also place restrictions on the future business practices of these companies. Marsh, Aon, Willis and Gallagher may no longer accept (i) any contingent compensation for certain services in placing, renewing, consulting on or servicing any insurance policy and (ii) any compensation other than a specific fee to be paid by the client, a specific percentage commission on premiums to be paid by the insurer set at the time of the purchase, renewal, placement or servicing of the policy, or both types of compensation. If Marsh, Aon or Willis receives any commission, it must disclose to the client that it intends to collect the commission and obtain the client’s written consent prior to the binding of the policy.

The Company has not received subpoenas from the attorneys general in New York or Illinois. However, other state attorneys general and insurance departments have been making inquiries into, among other things, the industry’s commission payment practices. In Connecticut, the Company has received subpoenas from the Office of the Attorney General of the State of Connecticut and from the United States Attorney for the District of Connecticut as part of their investigation into the Company’s business practices, including contingent commissions. The Company also has received subpoenas from the attorneys general in Florida, Massachusetts and North Carolina requesting information regarding the Company’s business practices. In addition, the Company has received requests for information from state insurance departments in twelve states, and the Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will evaluate, and intends to cooperate fully in connection with, all such subpoenas and requests.

A committee of the Company’s Board of Directors has been authorized to perform an independent review of the Company’s business practices in the areas that were the subjects of the NYAG’s allegations against Marsh. This committee has engaged outside legal counsel to assist it in the review.

Contingent and Override Commissions

As a result of the industry and regulatory developments described above, controversy continues to surround the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters. Override commissions are typically volume-based commissions paid by underwriters in excess of the standard commission rates on specific classes of business.

For the six months ended June 30, 2005 and 2004, the Company recognized contingent and override commissions of $44.7 million and $35.1 million, respectively. For the years ended December 31, 2004 and 2003, the Company recognized $42.4 million and $40.8 million, respectively, in contingent and override commissions. Of the 2005 six month amount, 93% was from standard contingency agreements and 7% was from national override agreements. Of the 2004 annual amount, 81% was from standard contingency agreements and 19% was from national override agreements. The standard contingency agreements are maintained at the local office level. The national override agreements are specially negotiated and volume-based. Effective for business written on or after January 1, 2005, these national override agreements, which were paid quarterly when earned, reverted into standard local contingency arrangements with those underwriters, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of override commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

The departments of insurance of various states may adopt new regulations addressing contingent commission arrangements and disclosure of such arrangements with insureds. In addition, the National Association of Insurance Commissioners has proposed model legislation to implement new disclosure requirements relating to agent and broker compensation arrangements. The Company intends to monitor agent and broker compensation practices and, as warranted by market and regulatory developments, will review its compensation arrangements with underwriters. While it is not possible to predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and regulators, any material decrease in the Company’s contingent commissions is likely to have an adverse effect on its results of operations.

In addition to state regulatory inquiries, the Company has been named as a defendant in four purported class action suits brought against a number of brokers in the insurance industry and one purported securities class action suit. For information on industry litigation, see “Note I—Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management’s current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company’s business, financial condition or operating results. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are highly dependent on premium rates charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results;

the Company has eliminated override commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues if the volume of insurance business brought about by favorable economic conditions is offset by premium rates that have declined in response to increased competitive conditions; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; the business practices and broker compensation arrangements of the Company and the insurance intermediary industry are subject to uncertainty due to investigations by various governmental authorities and related private litigation; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

Item 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note I-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the second quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2005	60,000	$35.80	60,000	$28,152,000

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the above table are purchases outside of the 2004 Program that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 6,296, at an average price per share of $35.50.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)	The annual meeting of shareholders (the “Meeting”) of the Company was held on Tuesday, May 3, 2005.

c)	At the Meeting, the shareholders voted for the election of five (5) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2008 and until their successors are elected. The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-votes
Theodore L. Chandler, Jr.	32,071,446	742,658	3,206,420
Norwood H. Davis, Jr.	31,221,718	1,592,386	3,206,420
Timothy J. Korman	31,637,962	1,176,142	3,206,420
Thomas H. O’Brien	32,070,751	743,353	3,206,420
Warren M. Thompson	32,503,321	310,783	3,206,420

In addition, the shareholders voted for the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company’s 2005 financial statements. The results of the voting are set forth below.

	Votes For	Votes Against	Votes Withheld	Non-votes
Appointment of Ernst & Young LLP	32,767,864	20,529	25,711	3,206,420

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	EXHIBITS.

a)	Exhibits

Exhibit No.	Document
31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date August 3, 2005	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 3, 2005	By:	/s/ CAROLYN JONES
Carolyn Jones
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date August 3, 2005	By:	/s/ ROBERT W. BLANTON, JR.
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