Form 10-Q
period 2005-09-30
HILB ROGAL & HOBBS CO
filed 2005-11-07
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, no par value	35,808,454

HILB ROGAL & HOBBS COMPANY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

(UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2005	2004	2005	2004
REVENUES
Commissions and fees	$161,119	$151,622	$499,808	$453,692
Investment income	1,633	788	4,221	2,099
Other	1,739	1,290	5,834	3,891

	164,491	153,700	509,863	459,682

OPERATING EXPENSES
Compensation and employee benefits	90,742	81,474	274,597	244,344
Other operating expenses	29,893	28,313	95,423	80,290
Depreciation	2,122	2,136	6,402	6,465
Amortization of intangibles	4,783	3,444	14,197	9,125
Interest expense	4,300	2,546	12,097	7,460
Regulatory charge and related costs	42,320	—	42,320	—
Severance charge	—	—	1,303	—
Integration costs	—	176	764	1,803

	174,160	118,089	447,103	349,487

INCOME BEFORE INCOME TAXES	(9,669)	35,611	62,760	110,195

Income tax expense (benefit)	(2,821)	14,262	26,083	44,108

NET INCOME (LOSS)	$(6,848)	$21,349	$36,677	$66,087

Net Income (Loss) Per Share:
Basic	$(0.19)	$0.60	$1.03	$1.85
Assuming Dilution	$(0.19)	$0.58	$1.01	$1.81

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands)	September 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $54,629 and $55,909, respectively, of restricted funds	$219,788	$210,470
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $5,163 and $4,630, respectively	203,983	211,299
Other	35,929	29,122

	239,912	240,421
Prepaid expenses and other current assets	35,706	24,586

TOTAL CURRENT ASSETS	495,406	475,477

PROPERTY AND EQUIPMENT, NET	25,374	24,024
GOODWILL	623,474	608,427
OTHER INTANGIBLE ASSETS	190,807	181,289
Less accumulated amortization	45,814	31,774

	768,467	757,942

OTHER ASSETS	26,381	20,556

	$1,315,628	$1,277,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$308,429	$315,130
Accounts payable	12,925	13,417
Accrued expenses	66,138	46,371
Premium deposits and credits due customers	47,949	48,287
Current portion of long-term debt	12,540	16,248

TOTAL CURRENT LIABILITIES	447,981	439,453
LONG-TERM DEBT	260,471	265,384

DEFERRED INCOME TAXES	33,658	34,113

OTHER LONG-TERM LIABILITIES	49,008	31,893

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,774 and 35,886 shares, respectively	226,635	233,785
Retained earnings	296,654	271,978
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net of deferred tax (expense) benefit of $(289) and $120 respectively	434	(181)
Foreign currency translation adjustments	787	1,574

	524,510	507,156

	$1,315,628	$1,277,999

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 501 shares of Common Stock	12,835
Repurchase of 613 shares of Common Stock	(21,848)
Income tax benefit from exercise of stock options	1,863
Payment of dividends ($0.3350 per share)		(12,001)
Derivative gain, net of tax			615
Foreign currency translation adjustments			(787)
Net income		36,677

Balance at September 30, 2005	$226,635	$296,654	$1,221

Balance at January 1, 2004	$228,357	$205,184	$726
Issuance of 982 shares of Common Stock	17,987
Repurchase of 503 shares of Common Stock	(17,300)
Income tax benefit from exercise of stock options	7,299
Payment of dividends ($0.3025 per share)		(10,853)
Derivative gain, net of tax			233
Foreign currency translation adjustments			(67)
Net income		66,087

Balance at September 30, 2004	$236,343	$260,418	$892

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$36,677	$66,087
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory charge and related costs	42,320	—
Severance charge	1,303	—
Integration costs	764	1,803
Depreciation	6,402	6,465
Amortization of intangibles	14,197	9,125
Provision for losses on receivables	1,119	991
Provision for deferred income taxes	(3,561)	3,675
Gain on sale of assets	(2,791)	(560)
Income tax benefit from exercise of stock options	1,863	7,299
Changes in operating assets and liabilities net of effects from regulatory charge and related costs, severance charge, integration costs and insurance agency acquisitions and dispositions:
Decrease in receivables	2,445	17,133
Increase in prepaid expenses	(8,628)	(9,261)
Decrease in premiums payable to insurance companies	(8,956)	(18,397)
Increase (decrease) in premium deposits and credits due customers	(337)	13,790
Decrease in accounts payable	(2,088)	(388)
Decrease in accrued expenses	(11,140)	(12,043)
Other operating activities	(71)	724

Net Cash Provided by Operating Activities	69,518	86,443

INVESTING ACTIVITIES
Purchase of property and equipment	(7,365)	(6,570)
Purchase of insurance agencies, net of cash acquired	(19,281)	(45,128)
Proceeds from sale of assets	5,183	4,872
Other investing activities	536	(478)

Net Cash Used in Investing Activities	(20,927)	(47,304)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	50,000
Principal payments on long-term debt	(9,475)	(5,419)
Debt issuance costs	(204)	(300)
Repurchase of Common Stock	(21,848)	(17,300)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	4,255	(374)
Dividends	(12,001)	(10,853)

Net Cash Provided by (Used in) by Financing Activities	(39,273)	15,754

Increase in cash and cash equivalents	9,318	54,893
Cash and cash equivalents at beginning of period	210,470	126,464

Cash and cash equivalents at End of Period	$219,788	$181,357

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

September 30, 2005

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss)—as reported	$(6,848)	$21,349	$36,677	$66,087
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,519)	(1,447)	(4,223)	(4,103)

Pro forma net income (loss)	$(8,367)	$19,902	$32,454	$61,984

Net income (loss) per share:
Basic—as reported	$(0.19)	$0.60	$1.03	$1.85
Basic—pro forma	$(0.23)	$0.55	$0.91	$1.73

Assuming dilution—as reported	$(0.19)	$0.58	$1.01	$1.81
Assuming dilution—pro forma	$(0.23)	$0.55	$0.89	$1.70

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes and certain non-deductible items in the regulatory charge.

NOTE D—ACQUISITIONS

During the first nine months of 2005, the Company acquired certain assets and liabilities of four insurance agencies. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2005 and 2004, the Company sold certain insurance accounts and other assets resulting in gains of $2.8 million and $0.6 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Taxes related to these gains were $1.3 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

NOTE F—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per share
Net Income (Loss)	$(6,848)	$21,349	$36,677	$66,087

Denominator
Weighted average shares	35,446	35,562	35,495	35,525
Effect of guaranteed future shares to be issued in connection with agency acquisitions	224	310	260	268

Denominator for basic net income (loss) per share	35,670	35,872	35,755	35,793
Effect of dilutive securities:
Employee stock options	—	352	288	437
Employee non-vested stock	—	130	137	123
Contingent stock—acquisitions	—	166	114	127

Dilutive potential common shares	—	648	539	687

Denominator for diluted net income (loss) per share—adjusted weighted average shares	35,670	36,520	36,294	36,480

Net Income (Loss) Per Share:
Basic	$(0.19)	$0.60	$1.03	$1.85
Assuming Dilution[1]	$(0.19)	$0.58	$1.01	$1.81

[1]	For the three months ended September 30, 2005, dilutive securities are not included in the calculation of diluted net loss per share as this would be antidilutive.

NOTE G—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former President and Chief Operating Officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement.

NOTE H—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. The Company recognized integration costs of $0.8 million and $1.8 million and related income tax benefit of $0.3 million and $0.7 million for the first nine months of 2005 and 2004, respectively. These amounts represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses.

NOTE I—REGULATORY CHARGE AND RELATED MATTERS

The Company and certain other companies in the insurance intermediary industry have been subject to investigations and inquiries by various governmental authorities regarding business practices and broker compensation arrangements. On August 31, 2005, the Company entered into an agreement (the Agreement) with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act (the Action).

Following is a summary of the material terms of the Agreement:

1.	The Company will pay $30.0 million into a fund (the Fund) in two installments to be distributed to certain eligible U.S. policyholder clients (the Affected Policyholders). These payments are in full satisfaction of the Company’s obligations under the Agreement and the Attorney General and the Commissioner have agreed not to impose any other financial obligation or liability on the Company related to the Investigations and/or the Action, except for the fine as provided for in the Stipulation and Consent Order with the Commissioner (see below for additional detail). The Company is not permitted to seek or accept, directly or indirectly, indemnification for payments made by the Company pursuant to the Agreement and the fine described below to the State of Connecticut Insurance Department. No portion of the payments by the Company for the Fund is considered a fine or penalty. The Company will make payments into the Fund as follows:

•	On or before February 1, 2006, the Company shall pay $20.0 million into the Fund,

•	On or before August 1, 2007, the Company shall pay $10.0 million into the Fund.

2.	The Fund, plus interest, will be used to compensate the Affected Policyholders according to procedures set forth in the Agreement.

3.	Affected Policyholders are a) all Company U.S. brokerage business clients on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation (as defined in the Agreement) between January 1, 2001 and December 31, 2004 (the Broker Clients); b) all Company U.S. agency clients on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation pursuant to a National Override Agreement between January 1, 2001 and December 31, 2004 (the National Override Clients); and c) all Company U.S. agency clients, other than National Override Clients, on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation between January 1, 2001 and December 31, 2004 (the Agent Clients).

The Fund will be allocated $19.5 million between Broker Clients and National Override Clients (the Broker/Override Fund) and $10.5 million to Agent Clients (the Agency Fund), and an Affected Policyholder arising from an acquisition by the Company after December 31, 2000 shall be included only as of the date of acquisition by the Company.

National Override Agreements, as defined in the Agreement, mean corporate-wide compensation agreements negotiated by the Company with those certain insurance companies on behalf of all of the Company’s offices to receive commissions in lieu of standard contingent compensation arrangements with each office of the Company.

4.	By August 21, 2006, the Company will send notice to each client setting forth the amount it will be paid from the Fund if it elects to participate. Clients will have until November 21, 2006 to make an election to receive distributions from the Fund.

5.	The Company will make distributions from the Fund on January 15, 2007 and, if necessary, January 15, 2008 to participating clients that elected to receive a distribution.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

6.	In the event that any Affected Policyholder elects not to participate or otherwise does not respond (the Non-Participating Policyholders), that Affected Policyholder’s allocated share may be used by the Company to satisfy any pending or other claims of policyholders relating to the matters covered by the Agreement. The funds attributable to Non-Participating Policyholders also may be used to reimburse the Company for any payments made to policyholders between September 1, 2005 and April 15, 2008 for claims related to this Agreement. In no event shall a distribution be made from the Fund to any Non-Participating Policyholder or as reimbursement to the Company for prior payments to any Non-Participating Policyholder until all participating clients have been paid the full aggregate amount due, nor shall total payments to any Non-Participating Policyholder exceed 80% of that Non-Participating Policyholder’s original allocated share. If any funds remain in the Fund as of April 15, 2008, such funds will be distributed pro rata to the participating policyholders and clients. In no event shall any of the monies in or from the Fund be used to pay attorney fees.

7.	Within 60 days of executing the Agreement, the Company will undertake the implementation of certain business reforms for both brokerage business and agency business. These reforms include:

•	to not accept or request contingent compensation on brokerage business,

•	to make enhanced disclosures to clients regarding compensation and customer rights,

•	to accept certain types of compensation only after disclosing such compensation to a client,

•	to adopt additional corporate governance practices.

In conjunction with executing the Agreement, the Company entered into a Stipulation and Consent Order with the Commissioner to resolve all issues relating to the Commissioner’s investigation into the placement or attempted placement of professional liability insurance in Connecticut. Pursuant to the Stipulation and Consent Order, the Company paid an administrative fine of $250,000 to the State of Connecticut Insurance Department. The cost of this fine is included in the 2005 third quarter regulatory charge of $42.3 million.

In the 2005 third quarter, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge includes the $30.0 million national fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs relating to the Agreement incurred in the 2005 third quarter. The regulatory charge also includes $5.8 million of estimated costs for pending regulatory matters. These estimated costs represent the Company’s best estimate of the probable outcomes of the various pending regulatory matters and include related legal and administrative costs incurred or expected to be incurred for these regulatory matters.

The current liability portion of this charge as of September 30, 2005 is $30.1 million and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

These pending regulatory matters relate to subpoenas and/or inquiries made by state attorneys general and insurance departments into, among other things, the industry’s commission payment practices. The Company has received subpoenas and/or requests for information from attorneys general and/or insurance departments in fourteen states. The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will continue to evaluate and monitor all such subpoenas and requests.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

NOTE J—COMMITMENTS AND CONTINGENCIES

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

MDL 1663 Class Action

In August 2004, OptiCare Health Systems Inc. filed a putative class action in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the Opticare suit in November 2004. In December 2004, two other purported class actions were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that the Opticare suit, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry participants, be centralized and transferred to the U.S. District Court for the District of New Jersey. In addition, by Conditional Transfer Order dated March 10, 2005, the Panel conditionally transferred the Lewis and Preuss cases to the U.S. District Court for the District of New Jersey. As a result of the Panel’s transfer orders, the Opticare, Lewis and Preuss cases are proceeding on a consolidated basis with other purported class action suits styled as In re: Insurance Brokerage Antitrust Litigation (MDL 1663).

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

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

In addition, the plaintiffs in MDL 1663 also filed on August 1, 2005 a First Consolidated Amended Employee Benefits Class Action Complaint (the Employee Benefits Complaint) in the United States District Court for the District of New Jersey against the Company; Frank F. Haack & Associates, Inc.; O’Neill, Finnegan & Jordan Insurance Agency Inc.; and certain other insurance brokers and insurers. In the Employee Benefits Complaint (Civil Nos. 04-5184, et al.), the named plaintiffs purport to represent two separate classes consisting of ERISA and non-ERISA plan employees and employers, respectively, that have acquired insurance products from the defendants in connection with an employee benefit plan between August 26, 1994 and the date on which class certification may occur. The plaintiffs allege in the Employee Benefits Complaint, among other things, that the broker defendants secretly conspired with the insurer defendants to steer plaintiffs and members of the classes to the insurer defendants in exchange for undisclosed fees, including communication fees, enrollment fees, service fees, finders fees and/or administrative fees, contingent commissions and other payments, including broker bonuses, trips and entertainment, from the insurer defendants; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; and that the defendants entered into unlawful tying arrangements under which the broker defendants would place primary insurance contracts with insurers on the condition that the insurers use the broker defendants for placing their reinsurance coverage with reinsurance carriers. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiff seeks monetary relief, including treble and punitive damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief. The Company has not yet filed a responsive pleading in this case but believes it has substantial defenses to these claims and intends to defend itself vigorously.

Bensley Class Action

In May 2005, Bensley Construction, Inc. filed a putative class action in the Superior Court of the Commonwealth of Massachusetts (Case No. ESCV2005-00277) against the Company and certain large commercial insurers and brokers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants entered into contingent commission agreements with the insurer defendants without disclosing the existence and/or terms of the agreements to clients to whom the defendants owed a fiduciary duty and that certain of the defendants engaged in a bid-rigging and customer allocation scheme to maximize their revenues under the contingent commission agreements. The plaintiff alleges breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, breach of contract and breach of implied covenant of good faith and fair dealing. The plaintiff seeks monetary damages for each member of the class in an amount not to exceed $74,999 per class member, costs and other relief. The defendants removed the case to federal court and filed a notice to transfer the case to the U.S. District Court for the District of New Jersey pursuant to the Panel order referred to above. The Company believes it has substantial defenses to these claims and intends to defend itself vigorously.

Securities Class Action

In June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action complaint in the United States District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB) against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert W. Blanton, Jr. and Robert B. Lockhart. The plaintiff alleged violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(UNAUDITED)

In September 2005, the Iron Workers Local 16 Pension Fund was appointed Lead Plaintiff. In October 2005, Lead Plaintiff filed an amended putative class action complaint against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Carolyn Jones and Robert B. Lockhart. Each of the individual defendants is a current or former officer and/or director of the Company. In the amended complaint, the Lead Plaintiff alleges, among other things, that the defendants made false and misleading statements to the public in the Company’s filings with the Securities and Exchange Commission, press releases and other public statements between August 11, 2000 and May 26, 2005 by failing to disclose that the Company’s contingent and override commissions were designed to allow the Company to steer its flow of business to those insurance carriers that agreed to pay it such commissions; that the Company’s business practices were in direct conflict of interest with its customers and were fraudulent and illegal; that the Company’s business practices exposed the Company to the risk of legal proceedings, reputational damage, and other harms; and that the Company’s financial results were materially inflated as a result of the recognition of improper commissions as revenues.

The amended complaint further alleges that the individual defendants were able to and did control the content of the Company’s public statements as a result of their positions as officers and/or directors of the Company. The amended complaint alleges violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. The Lead Plaintiff seeks monetary damages, interest, costs, legal fees and other relief. The Company believes it has substantial defenses to these claims and intends to defend itself vigorously.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On September 29, 2005, the Company’s Board of Directors appointed F. Michael Crowley as President of the Company effective September 29, 2005. Previously, Mr. Crowley was Executive Vice President and National Director for Property and Casualty. Mr. Crowley succeeds Robert B. Lockhart, the Company’s former President and Chief Operating Officer, who resigned from the Company in May 2005. On October 4, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding Mr. Crowley’s appointment.

On September 13, 2005, the Company’s Board of Directors appointed Michael Dinkins as Executive Vice President and Chief Financial Officer of the Company effective October 1, 2005. Previously, Mr. Dinkins was Vice President-Global Control and Reengineering for Guidant Corporation. Mr. Dinkins succeeds Carolyn Jones, the Company’s former Senior Vice President, Chief Financial Officer and Treasurer, who announced in April 2005 her intention to retire from her position. On September 13, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding Mr. Dinkins’ appointment.

Results of Operations

Three Months Ended September 30, 2005

Net income (loss) for the three months ended September 30, 2005 was $(6.8) million, or $(0.19) per share, compared with $21.3 million, or $0.58 per share, for the comparable period last year. Net loss for the 2005 quarter included a regulatory charge and related costs, net of tax, of $26.3 million, or $0.73 per share. This charge primarily relates to the Company’s settlement with the Attorney General and the Insurance Commissioner of the State of Connecticut. The Connecticut settlement provides for a $30 million national fund for distribution to HRH’s U. S. clients who elect to participate in the fund. In addition, the charge includes amounts for the legal and administrative costs of complying with the settlement as well as estimated costs for related pending regulatory matters. For additional information regarding this charge, see “Note I-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. Net income for the 2004 quarter included integration costs, net of tax, of $0.1 million, or $0.01 per share. Integration costs relate to the continued integration of Hobbs Group, LLC. These represent costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. In addition, non-operating gains, net of tax, were $0.4 million and $51 thousand for the three months ended September 30, 2005 and 2004, respectively.

Commissions and fees were $161.1 million, an increase of 6.3%, from commissions and fees of $151.6 million during the comparable period of the prior year. Approximately $14.2 million of the commissions was derived from acquisitions of new insurance agencies in 2005 and 2004. This increase was offset by decreases of approximately $3.2 million from the sale of certain offices and accounts in 2005 and 2004. Excluding the effect of acquisitions and divestitures, the change in commissions and fees was (1.0)%. This decrease principally reflects a continued decline in property and casualty premium rates, the termination of National Override Agreements and lower than normal retention rates primarily related to producer culling. National Override Agreements are defined in “Note I—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

Expenses for the quarter increased $56.1 million, or 47.5%. The 2005 quarter includes a regulatory charge of $42.3 million which is described above. Compensation and benefits and other operating expenses increased $9.3 million and $1.6 million, respectively. The increase in compensation and benefits can be attributed to acquisitions of insurance agencies and continued investment in new sales and service talent. Other operating expenses increased mainly due to acquisitions partially offset by lower legal and claims expenditures. Legal and claims expenditures decreased due to resolution of certain claims that were open during the 2004 third quarter.

Depreciation expense was relatively comparable to the prior year. Amortization of intangibles increased approximately $1.3 million due primarily to intangible assets acquired in 2005 and 2004 acquisitions. Interest expense increased $1.8 million as average borrowings and interest rates increased between the quarters.

The Company’s overall tax rates for the three months ended September 30, 2005 and 2004, respectively, were 29.2% and 40.0%. The overall tax rate decreased from 2004 primarily due to certain non-deductible items in the 2005 regulatory charge.

Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2005 decreased to $36.7 million, or $1.01 per share, from $66.1 million, or $1.81 per share, for the prior year period. Net income for the nine-month period ended September 30, 2005, included a regulatory charge, net of tax, of $26.3 million, or $0.73 per share; a severance charge, net of tax, of $0.8 million, or $0.02 per share; and integration costs, net of tax, of $0.5 million, or $0.01 per share. The regulatory charge and integration costs are consistent with those noted for the 2005 third quarter. The severance charge represents estimated payments due to the Company’s former President and Chief Operating Officer under the terms of his employment agreement. In addition, non-operating gains, net of tax, were $1.5 million or $0.04 per share, and $0.3 million, or $0.01 per share, for the nine months ended September 30, 2005 and 2004, respectively.

Commissions and fees for the nine months ended September 30, 2005 increased 10.2% to $499.8 million from $453.7 million during the prior year period. Acquisitions of new insurance agencies in 2005 and 2004 contributed commissions of $59.3 million. This increase was offset by decreases of $8.1 million from the sale of certain offices and accounts in 2005 and 2004. Excluding the effect of acquisitions and divestitures, the change in commissions and fees was (1.1)%. This decrease principally reflects the same factors noted for the quarter.

Expenses for the nine months ended September 30, 2005 increased $97.6 million, or 27.9%, from the prior year period. For the 2005 nine-month period, expenses include a regulatory charge of $42.3 million and a severance charge of $1.3 million which are described above. Integration costs decreased $1.0 million from the prior year. Other increases from the prior year were $30.3 million in compensation and benefits and $15.1 million in other operating expenses. Compensation and benefits increased primarily due to acquisitions of insurance agencies and continued investment in new sales and service talent. Other operating expenses increased mainly due to increased legal, compliance and claims expenses and acquisitions. Legal, compliance and claims expenditures increased $7.3 million due primarily to various regulatory inquiries and the protection of restrictive covenants in employment contracts as well as expenditures for compliance with Section 404 of the Sarbanes-Oxley Act. The $7.3 million increase is net of $4.2 million in insurance recoveries on contested claims.

Depreciation expense was comparable to the prior year. Amortization of intangibles increased approximately $5.1 million due primarily to intangible assets acquired in 2005 and 2004 acquisitions. Interest expense increased $4.6 million as average borrowings and interest rates increased compared to the same period in the prior year.

The Company’s overall tax rates for the nine months ended September 30, 2005 and 2004, respectively, were 41.6% and 40.0%. The overall tax rate increased from 2004 primarily due to certain non-deductible items in the 2005 regulatory charge.

Other

For the three months ended September 30, 2005, net income as a percentage of revenues declined from the three months ended June 30, 2005. This decline was primarily due to the regulatory charge recorded in the third quarter. In addition, commission income increased $2.7 million or 1.7% between the two periods primarily as a result of the timing of new business and policy renewals partially offset by lower contingent commissions.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2005 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2005.

Liquidity and Capital Resources

Net cash provided by operations totaled $69.5 million and $86.4 million for the nine months ended September 30, 2005 and 2004, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $7.4 million and $6.6 million for the nine months ended September 30, 2005 and 2004, respectively. The purchase of insurance agencies utilized cash of $19.3 million and $45.1 million in the nine months ended September 30, 2005 and 2004, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of September 30, 2005.

Financing activities utilized cash of $39.3 million and provided cash of $15.8 million for the nine months ended September 30, 2005 and 2004, respectively, as the Company repurchased Common Stock and made dividend and debt payments. For 2004, these uses of cash were offset by 2004 borrowings against the Company’s revolving credit facility to fund acquisitions. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 612,800 shares of its Common Stock for $21.8 million during the nine months ended September 30, 2005. The Company is currently authorized to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of September 30, 2005, the Company has a credit agreement with outstanding term loans of $244.8 million, which are due in various amounts through 2011, and $174.6 million available under a revolving credit facility with no outstanding borrowings. Borrowings under the credit agreement bear interest at variable rates based on LIBOR plus a negotiated spread. In September 2005, the Company amended the credit agreement to modify certain covenant requirements.

The Company has two interest rate swap agreements with a total notional amount of $50.0 million. The Company uses these interest rate swaps to manage interest cost and cash flows associated with variable interest rates.

The Company had a current ratio (current assets to current liabilities) of 1.11 to 1.00 as of September 30, 2005. Shareholders’ equity of $524.5 million at September 30, 2005 is improved from $507.2 million at December 31, 2004. The debt to equity ratio at September 30, 2005 of 0.50 to 1.00 has decreased from the ratio at December 31, 2004 of 0.52 to 1.00 due to net income and the issuance of Common Stock partially offset by share repurchases.

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

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. For further information on this Agreement, see “Note I-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. Following is additional information regarding governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements.

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

Contingent and National Override Agreements Commissions

As a result of the industry and regulatory developments described above, controversy continues to surround the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters. Income from the National Override Agreements was typically volume-based and paid quarterly by underwriters in excess of the standard commission rates on specific classes of business.

For the nine months ended September 30, 2005 and 2004, the Company recognized contingent and National Override Agreements commissions of $47.6 million and $39.4 million, respectively. For the years ended December 31, 2004 and 2003, the Company recognized $42.4 million and $40.8 million, respectively, in contingent and National Override Agreements commissions. Of the 2005 nine month amount, 93% was from standard contingency agreements and 7% was from National Override Agreements. Of the 2004 annual amount, 81% was from standard contingency agreements and 19% was from National Override Agreements. The standard contingency agreements are maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in four purported class actions brought against a number of brokers in the insurance industry and one purported securities class action. For information on industry litigation, see “Note J—Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Forward-Looking Statements

The Company cautions readers that the foregoing discussion and analysis includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that Act. These forward-looking statements are believed by the Company to be reasonable based upon management’s current knowledge and assumptions about future events, but are subject to the uncertainties generally inherent in any such forward-looking statement, including factors discussed above as well as other factors that may generally affect the Company’s business, financial condition or operating results. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are highly dependent on premium rates charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s failure to recruit, retain, train and integrate quality producers may have an adverse effect on the Company; the Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company’s growth has been enhanced through acquisitions, which may or may not be available on acceptable terms in the future and which, if consummated, may or may not be advantageous to the Company; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues if the volume of insurance business brought about by favorable economic conditions is offset by premium rates that have declined in response to increased competitive conditions; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely effect the Company’s borrowing costs and financial flexibility; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; the Company is subject to governmental regulation which may adversely impact operating results and/or growth; the business practices and broker compensation arrangements of the Company and the insurance intermediary industry are subject to uncertainty due to investigations by various governmental authorities and related private litigation; costs incurred related to investigations, private litigation and class actions are uncertain and difficult to predict; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations. For more details on factors that could affect expectations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other reports from time to time filed with or furnished to the Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

Item 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note J-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	No purchases of Common Stock occurred in the third quarter of 2005 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 7,140, at an average price per share of $34.08.

Item 6.	EXHIBITS.

Exhibit No.	Document
10.1	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent

10.2	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.3	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.5	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date November 4, 2005	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date November 4, 2005	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date November 4, 2005	By:	/s/ ROBERT W. BLANTON, JR.
Robert W. Blanton, Jr.
Vice President and Controller
(Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
10.1	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent

10.2	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.3	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.5	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350