Form 10-Q/A
period 2005-09-30
HILB ROGAL & HOBBS CO
filed 2006-01-11
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Explanatory Note

The Registrant amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the Form 10-Q) (filed on November 7, 2005) as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the Form 10-Q/A). The Form 10-Q/A includes amendments to the following sections of the Form 10-Q:

1.	Item 6. Exhibits. This is amended to reflect additional Exhibits, numbers 10.6, 10.7, 10.8, 31.3 and 31.4.

2.	Exhibit Index. This is amended to reflect additional exhibits, numbers 10.6, 10.7, 10.8, 31.3 and 31.4.

PART II—OTHER INFORMATION

Item 6.	EXHIBITS.

Exhibit No.	Document
10.1	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent

10.2	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.3	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.5	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.6	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

10.7	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

10.8	Change of Control Employment Agreement of Michael Dinkins, dated September 13, 2005 and effective October 1, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.3	Amendment No. 1 Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.4	Amendment No. 1 Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date January 11, 2006	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
10.1	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent

10.2	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.3	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 31, 2005, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.5	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005

10.6	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

10.7	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

10.8	Change of Control Employment Agreement of Michael Dinkins, dated September 13, 2005 and effective October 1, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 13, 2005, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.3	Amendment No. 1 Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.4	Amendment No. 1 Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350