Form 10-K
period 2005-12-31
HILB ROGAL & HOBBS CO
filed 2006-03-10
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

COMMISSION FILE NO. 0-15981

HILB ROGAL & HOBBS COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-1194795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4951 Lake Brook Drive, Suite 500 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 747-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

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

$1,170,558,000 as of June 30, 2005

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, no par value	36,163,907

Documents Incorporated by Reference

Portions of the registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Parts I and II of this report.

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS.

The Company

Hilb Rogal & Hobbs Company serves as an insurance and risk management intermediary between its clients and insurance companies that underwrite client risks. With offices located throughout the United States and in London, England, the Company assists clients in managing their risks in areas such as property and casualty, employee benefits and other areas of specialized exposure.

“HRH”, the “Company” and the “Registrant” refer to Hilb Rogal & Hobbs Company and its consolidated subsidiaries on a combined basis unless the context requires otherwise.

The Company was incorporated under the laws of the Commonwealth of Virginia in 1982. The Company is a holding company and operates through its subsidiaries. The Company has its principal executive office at 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. The Company maintains an internet website at www.hrh.com.

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports), filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and the Charters of the Audit Committee, Corporate Governance Committee, Human Resources and Compensation Committee, Corporate Affairs Committee, Finance Committee, and Business Practices Committee are available to shareholders of the Company and the public. These documents are available through the “Investor Relations” section of the Company’s website, or printed copies are available upon written request to the Company’s Secretary at the address set forth above. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

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

Insurance commissions (and fees in lieu of commission) accounted for approximately 94% of the Company’s total revenues in 2005. The Company also advises clients on risk management and employee benefits and provides claims management and loss control consulting services to clients, which contributed approximately 4% of revenues in 2005.

The Company’s offices typically act as independent agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Offices and regions are staffed to handle the broad variety of insurance needs of their clients. The Company also markets excess and surplus lines insurance, reinsurance, and specialty programs through its Managing General Agencies/Underwriters (MGA/MGU) to its own offices and other intermediaries.

The Company is organized under regional operating units to coordinate the efforts of several local offices in a geographic area to focus on markets, account retention, client service and new business production. The six

U.S. regions are the Mid-Atlantic (Delaware, Maryland, Ohio, Pennsylvania, Tennessee and Virginia); Northeast (Connecticut, Maine, Massachusetts, New Hampshire, New Jersey and New York); Southeast (Alabama, Florida and Georgia); Central (Kansas, Oklahoma and Texas); West (Arizona, California, Colorado, Nevada, Oregon and Wyoming) and the Midwest (Illinois, Michigan, Nebraska and Wisconsin). By regionally managing and coordinating complementary resources, the Company has enabled each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. Operations were streamlined by merging multiple locations in the same city into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region. The Company also has operating units specializing in excess and surplus lines brokerage (California, Florida, Illinois and Texas), MGA/MGU business (Colorado, Connecticut and Vermont); and reinsurance brokerage (London, England). Additionally, the Company has coordinated national resources such as specialized industry or product expertise, claims management and loss control in order to deploy these resources as needed to offices, without regard to geographic boundaries, which will further enhance service capacity to larger and more complex clients.

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

The Company believes that a key to its success has been a strong emphasis on local client service by experienced personnel with established community relations. The Company’s offices have historically been largely decentralized with respect to client solicitation, account maintenance underwriting decisions, selection of insurance companies and areas of insurance specialization. The Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters to allow the local office staff to focus on business production and retention. Accounting records and systems are maintained at each office, but the Company requires each office to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit offices and monitor compliance with internal accounting controls and procedures.

The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the offices place their clients’ insurance. In some cases, the Company is compensated by a fee paid directly by the client. The Company typically acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee benefits insurance. Accordingly, no breakdown by industry segments has been made. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative service. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

Insurance agents’ commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. The Company has historically entered into contingent and override commission arrangements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Contingent commissions are generally received in the first and second quarters of each year which accordingly, may cause earnings for those quarters to vary from other quarterly results. Commissions from national override agreements were typically volume based and paid quarterly by insurance underwriters in excess of the standard commission rates on specific classes of business. National Override Agreements mean corporate-wide compensation agreements negotiated by the Company with those certain insurance companies on behalf of all of the Company’s offices to receive commissions in lieu of standard contingent compensation arrangements with each office of the Company. These amounts were recorded as earned. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into industry standard local contingency agreements with those insurance underwriters.

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion of those risks, and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2005, the largest single client accounted for approximately 0.8% of the Company’s total revenues.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note M-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements in the portions of the Company’s 2005 Annual Report to Shareholders set forth as Exhibit 13 in this report. Following is additional information regarding governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements.

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. On March 4, 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with the conduct of its placement of insurance business. Marsh and Aon each entered into settlement agreements with the NYAG and certain state regulators in January 2005 and March 2005, respectively. On April 8, 2005, Willis Group Holdings Limited, Willis North America Inc. and Willis of New York, Inc. (collectively Willis) entered into an agreement with the NYAG and the New York state insurance regulator to resolve issues related to investigations of business practices conducted by the NYAG and the state regulator. On May 18, 2005, Arthur J. Gallagher & Co. and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., (collectively Gallagher), entered into an Assurance of Voluntary Compliance with the Attorney General of the State of Illinois and the Illinois state insurance regulator to resolve issues related to investigations of business practices conducted by the Illinois regulators.

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

Contingent and National Override Agreements Commissions

As a result of the industry and regulatory developments described above, controversy continues to surround the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters. Income from the National Override Agreements was typically volume-based and paid quarterly by underwriters in excess of the standard commission rates on specific classes of business. National Override Agreements are defined under “Overview” above.

For 2005, 2004 and 2003, the company recognized contingent and National Override Agreements commissions of $48.5 million, $42.4 million and $40.8 million, respectively. Of the 2005 amount, 94% was from standard contingency agreements and 6% was from National Override Agreements. Of the 2004 annual amount, 81% was from standard contingency agreements and 19% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

State attorneys general and insurance departments have issued subpoenas and/or made inquiries into, among other things, the industry’s commission payment practices. The Company has received subpoenas and/or requests for information from attorneys general and/or insurance departments in fourteen states. The Company may receive additional subpoenas and/or requests for information in the future.

In addition to state regulatory inquiries, the Company has been named as a defendant in four purported class actions brought against a number of brokers in the insurance industry and one purported securities class action. For information on industry litigation, see Part I, Item 3—Legal Proceedings.

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

Since 1997, the Company’s acquisition program has been focused on independent intermediaries that fit into the Company’s current operating models and strategic plans, targeting entities that strengthen its regions and middle-market and major account positions or add to its specialty lines of business and increase its range of services.

The Company has substantial experience in acquiring insurance agencies. Generally, each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company requires that the principals and key employees be subject to restrictive covenants. Once the acquisition is consummated, the Company takes steps to introduce its procedures and to integrate the agency’s systems and employees into the Company.

Competition

The Company participates in a very competitive industry. Competition is primarily based on price, service, relationships and expertise. The Company is the eighth largest insurance and risk management intermediary firm in the United States serving a wide variety of clients through its offices located in 29 states. Many of the Company’s competitors are larger and have greater resources than the Company and operate on an international scale. Four of these competitors are significantly larger, having more than double the commissions and/or fee revenues of the Company.

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

Employees

As of December 31, 2005, the Company had approximately 3,600 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

Ownership of Insurers and Reinsurers

Except for Anthony F. Markel and Norwood H. Davis, Jr., no executive officer or director of the Company has greater than $1,000,000 of ownership interest in an insurance or reinsurance company. Mr. Markel’s interest is in Markel Corporation, and Mr. Davis’ interest is in WellPoint, Inc.

ITEM 1A.	RISK FACTORS.

Risk factors that might impact the Company include, but are not limited to, the following:

The Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company.

The Company is engaged in insurance agency and brokerage activities and derives revenues primarily from commissions on the sale of insurance products to clients that are paid by the insurance underwriters with whom the Company’s offices place clients’ insurance. These commissions are highly dependent on the premiums charged by insurance underwriters, which are subject to fluctuation based on the prevailing economic conditions and competitive factors that affect insurance underwriters. Premiums historically have been cyclical in nature, varied by region and displayed a high degree of volatility based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within the Company’s control, include the capacity of insurance underwriters to place new business, non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost, and the availability of alternative insurance products, such as government benefits and self-insurance plans, to consumers.

The Company cannot predict the timing or extent of future changes in premiums and thus commissions. As a result, the Company cannot predict the effect that future premium rates will have on the Company’s operations. While increases in premium rates may result in revenue increases for the Company, decreases in premium rates may result in revenue decreases for the Company. These decreases may adversely affect the Company’s operations for the periods in which they occur.

The level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results.

Contingent commissions are commissions paid by insurance underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. The Company generally receives these contingent commissions in the first and second quarters of each year. Due to the nature of these commissions, it is difficult for the Company to predict their payment. Increases in loss ratios experienced by insurance underwriters will result in a decreased profit to them and may result in decreases in the payment of contingent commissions to the Company. Furthermore, the Company has no control over insurance underwriters’ abilities to estimate loss reserves, which affects the Company’s payment calculation. In addition, tightening of underwriting criteria by certain insurance underwriters, due in part to the high loss ratios, may result in a lower volume of business that the Company is able to place with them. Contingent commissions affect the Company’s revenues, and decreases in their payment to the Company may have an adverse effect on the Company’s results of operations.

The Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues.

Effective for business written on or after January 1, 2005, National Override Agreements reverted into standard local contingency arrangements with those respective underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. Due to the difficulty in predicting contingent commissions (as noted above), it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues. National Override Agreements are defined in Part I, Item 1—Business. In 2005, commissions from National Override Agreements accounted for 0.5% of total revenues.

The Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions.

There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates that will permit the Company to expand into new or existing markets. The Company is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood that any acquisition will be completed once negotiations have commenced. The Company competes for acquisition and expansion opportunities with entities that have substantially greater resources. The failure to acquire additional agencies at the same rate that the Company has in the past may adversely affect the expected growth in revenues.

The Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company.

The integration of an acquisition may involve a number of factors that may affect the Company’s operations. These factors include diversion of management’s attention, difficulties in the integration of acquired operations and retention of personnel, entry into unfamiliar markets, unanticipated problems or legal liabilities, and tax and accounting issues. Furthermore, once the Company has integrated an acquired insurance agency, the agency may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. The failure to integrate one or more acquired agencies so that they achieve expected performance goals may have an adverse effect on the Company’s results of operations and financial condition.

The general level of economic activity can have a substantial impact on revenues that is difficult to predict. A strong economic period may not necessarily result in higher revenues.

The volume of insurance business available to the Company’s agencies has historically been influenced by factors such as the health of the overall economy. The specific impact of the health of the economy on the Company’s revenues, however, can be difficult to predict. When the economy is strong, insurance coverages typically increase as payrolls, inventories and other insured risks increase. Insurance commissions to the Company’s agencies generally would be expected to increase. As discussed above, however, the Company’s commission revenues are dependent on premium rates charged by insurance underwriters, and these rates are subject to fluctuation based on prevailing economic and competitive conditions. As a result, the higher commission revenues the Company generally would expect to see in a strong economic period may not necessarily occur, as any increase in the volume of insurance business brought about by favorable economic conditions may be offset by premium rates that have declined in response to increased competitive conditions, among other factors.

The Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers.

The Company believes that its success in the future depends, in part, on its ability to attract and retain quality producers. The competition for such personnel in the insurance intermediary industry is intense. The Company’s failure to recruit, retain, train and integrate quality producers may have an adverse effect on the Company’s results of operations.

The Company may be subject to increasing costs arising from errors and omissions claims against the Company.

Errors and omissions claims could include, for example, the failure of Company employees, whether negligently or intentionally, to place coverage correctly or notify claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. Errors and omissions claims against the Company may allege its potential liability for all or part of the amounts in question. It is not always possible to prevent and detect errors and omissions, and the precaution taken by the Company may not be effective in all cases.

The Company is subject to governmental regulation which may impact operating results and/or growth.

The Company is subject to governmental regulation which may adversely impact operating results and/or growth. The Company’s failure to comply with regulations may lead to disciplinary action. These actions may include the assessment of penalties and requiring clients to be compensated for loss. Also, changes in regulations and actions by regulators may require operational changes which could adversely affect the Company’s results of operations.

The business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation.

The business practices and broker compensation arrangements of the Company and the insurance intermediary industry are subject to uncertainty due to investigations by various governmental authorities and related private litigation. The departments of insurance of various states may adopt new regulations addressing contingent commission arrangements and disclosure of such arrangements with insureds. In addition, the National Association of Insurance Commissioners has proposed model legislation to implement new disclosure requirements relating to agent and broker compensation arrangements. The Company intends to monitor agent and broker compensation practices and, as warranted by market and regulatory developments, will review its compensation arrangements with underwriters. While it is not possible to predict the outcome of the governmental inquiries and investigations into the insurance industry’s commission payment practices or the responses by the market and regulators, any material decrease in the Company’s contingent commissions is likely to have an adverse effect on its results of operations.

The Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely affect the Company’s results of operations.

Costs incurred related to investigations, private litigation and class actions are uncertain and difficult to predict. In addition to routine litigation and disclosed investigations, the Company has been named as a defendant in four purported class actions brought against a number of brokers in the insurance industry and one purported securities class action. The final outcome of these matters and similar matters, and related costs, cannot be determined. An unfavorable resolution to these matters could adversely impact the Company’s results of operations.

A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company.

At December 31, 2005, the Company had $264.0 million of consolidated debt outstanding. A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely effect the Company’s borrowing costs and financial flexibility.

If the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results.

The insurance industry is increasingly influenced by rapid technological change, frequent new product and service introductions and evolving industry standards. For example, the insurance intermediary industry has increased use of the internet to communicate benefits and related information to consumers and to facilitate information exchange and transactions. The Company believes that its future success will depend on its ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. There is a risk that the Company may not successfully identify new product and service opportunities or develop and introduce these opportunities in a timely and cost-effective manner. In addition, opportunities that the Company’s competitors develop or introduce may render the Company’s products and services noncompetitive. As a result, the Company can give no assurances that technological changes that may affect its industry in the future will not have a material adverse effect on the Company’s business and results of operations.

Quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations.

The Company’s commission and fee income, which typically accounts for more than 90% of total annual revenues, is subject to both quarterly and annual fluctuations as a result of timing of policy renewals and the net effect of new and lost business production. The factors that cause these variations are not within the Company’s control. Specifically, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations.

Information Concerning Forward-Looking Statements

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

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including the risk factors and uncertainties disclosed above.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company leases its Headquarters’ office in Glen Allen, Virginia. The Company’s subsidiaries also conduct their business operations from leased office space in various states where located. Information on the Company’s lease commitments is incorporated by reference to the material contained in “Note G-Leases” of Notes to Consolidated Financial Statements included in the portions of the Company’s Annual Report to Shareholders set forth as Exhibit 13 in this report. The Company believes that its properties are in good condition and are suitable and adequate for its purposes.

ITEM 3.	LEGAL PROCEEDINGS.

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

Information on the Company’s material legal proceedings is incorporated by reference to the material contained in “Note P—Commitments and Contingencies” of Notes to Consolidated Financial Statements included in the portions of the Company’s Annual Report to Shareholders set forth as Exhibit 13 in this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:

Martin L. Vaughan, III, 58, has been Chairman and Chief Executive Officer since May 2003. He has been a Director of the Company since 1999. Prior thereto, he was President of the Company from 2000 to 2003 and Chief Operating Officer from 1999 to 2003. He was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

F. Michael Crowley, 54, has been President since September 2005. He was Executive Vice President, National Director for Property and Casualty from 2004 to 2005. Prior thereto, he was Vice Chairman of Palmer & Cay, Inc. from 2002 to 2004 and President and Chief Operating Officer of Palmer & Cay, Inc. from 1998 to 2002.

Michael Dinkins, 51, has been Executive Vice President and Chief Financial Officer since October 2005. Prior thereto, he was Vice President-Global Control and Reengineering of Guidant Corporation from 2004 to 2005; Vice President and Chief Financial Officer of Worldwide Customer Services Operations for NCR Corporation from 2002 to 2004; and Chairman, President and Chief Executive Officer of Access Worldwide Communications from 1999 to 2002.

Timothy J. Korman, 53, has been Executive Vice President, Finance and Administration since 1997 and was a Director of the Company from 1999 to 2005. He is a first cousin of Robert S. Ukrop, a Director of the Company.

Joseph W. G. Birriel, 55, has been Senior Vice President, Human Resources and Corporate Branding since October 2005. Prior thereto, he was President of BrandInside, the internal branding division of The Martin Agency, from 2002 to 2005 and Senior Vice President, Human Resources of The Martin Agency from 2000 to 2002.

Walter L. Smith, 48, has been Senior Vice President, Business Practices and Quality Assurance since October 2005. He has been Senior Vice President of the Company since 2001. He has been Secretary of the Company since 1998. He was General Counsel of the Company from 1988 to 2005. He was Vice President from 1991 to 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

Frank H. Beard, 58, has been Vice President, National Director of Property and Casualty since November 2005. Prior thereto, he was Managing Director of Risk Practices and Carrier Relations for Wachovia from May to November 2005 and Executive Vice President for Palmer & Cay, Inc. from 1999 to May 2005.

William L. Chaufty, 53, has been Vice President of the Company since 1998. He has been Director of the Central Region since 1997 and was President of Hilb Rogal & Hobbs of Oklahoma, a subsidiary of the Company, from 1989 to 2000.

William F. Creedon, 45, has been Vice President and Director of the West Region since February 2006. Prior thereto, he was President of Hilb Rogal & Hobbs of Colorado, Inc. from 2002 to 2006. He was an Executive Vice President with Hobbs Group, LLC from 1996 to 2002.

Steven C. Deal, 52, has been Vice President of the Company since 1998. He has been Director of the Mid-Atlantic Region since 2000. He was National Director of Select Commercial Operations from 1997 until 2000 and National Director of Personal Lines from 1998 until 2000. He has also been Chairman of Hilb Rogal & Hobbs of Virginia, Inc., a subsidiary of the Company, since 1997. He was President of this subsidiary from 1990 to 1997.

Karl E. Manke, 59, has been Vice President, National Director, Select and Personal Lines of the Company since 2003. Prior thereto, he was Vice President, Marketing and Sales Development of the Company from 1999 to 2003.

Peter E. Marcia, 41, has been Vice President, National Director of Employee Benefits since November 2003. Prior thereto, he was Managing Director of Hobbs Group, LLC Employee Benefits from 1999 to 2003.

John P. McGrath, 48, has been Vice President and Director of the Midwest Region since November 2003. He was Senior Vice President—Business and Product Development from 1999 to 2003 and was Vice President of the Company from 1998 to 1999. He was Director of the Mid-Atlantic Region from 1995 to 2000 and President and Chief Executive Officer of Hilb Rogal & Hobbs of Pittsburgh, LLC from 1993 to 1998.

Robert S. O’Brien, 49, has been Vice President, National Director of Production and Sales Development since August 2003. Prior thereto, he was Senior Vice President of Marketing for Hobbs Group, LLC from 2002 to 2003, Vice President of Marketing from 2001 to 2002 and Vice President of Market Integration from 2000 to 2001.

J. Thomas Stiles, 55, has been Vice President and Director of the Southeast Region of the Company since June 2004. Prior thereto, he was a Senior Vice President of Hobbs Group, LLC from 1997 to 2004.

Henry N. Watkins, 47, has been Vice President and Director of the Northeast Region since November 2005. He was President of Hilb Rogal & Hobbs of Connecticut, LLC, a subsidiary of the Company, from 2003 until 2005. He was a Senior Vice President of this subsidiary from 2002 to 2003. Prior thereto, he was a Senior Vice President with Marsh & McLennan from 2000 to 2002.

John Hamerski, 54, has been Vice President, Controller since January 2006. Prior thereto, he was Vice President and Chief Financial Officer of Inyx, Inc. from April 2005 to December 2005. During 2004 and 2005, he performed several consulting assignments including a project for Inyx, Inc. From 1999 to 2004, he was Executive Vice President and Chief Financial Officer of Access Worldwide Communications, Inc.

A. Brent King, 37, has been General Counsel of the Company since October 2005. He has been Vice President and Assistant Secretary of the Company since 2001. He was Associate General Counsel of the Company from 2001 to 2005. Prior thereto, he was an attorney at Williams Mullen from 1994 to 2001.

All officers serve at the discretion of the Board of Directors and, to the extent provided for in the Company’s bylaws, the Chairman of the Board. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 2, 2006, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange (NYSE) under the symbol “HRH.” As of December 31, 2005, there were 519 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2005
March 31	$36.48	$32.65	$0.1050
June 30	38.20	33.35	0.1150
September 30	38.08	31.91	0.1150
December 31	39.89	36.00	0.1150

2004
March 31	$38.33	$31.19	$0.0925
June 30	38.92	34.61	0.1050
September 30	37.01	32.26	0.1050
December 31	37.64	30.77	0.1050

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

(c) No purchases of Common Stock occurred in the fourth quarter of 2005 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the fourth quarter of 2005 relating to the plans was 4,832, at an average price per share of $38.58.

ITEM 6.	SELECTED FINANCIAL DATA.

Information as to selected financial data is incorporated by reference to the material under the heading “Selected Financial Data” in the portions of the Company’s 2005 Annual Report to Shareholders set forth as Exhibit 13 in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information as to management’s discussion and analysis of financial condition and results of operations is incorporated by reference to the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the portions of the Company’s 2005 Annual Report to Shareholders set forth as Exhibit 13 in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and notes thereto, selected quarterly financial data and the Report of Independent Registered Public Accounting Firm on Financial Statements are incorporated by reference to the material under those headings in the portions of the Company’s 2005 Annual Report to Shareholders set forth as Exhibit 13 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are incorporated by reference to the portions of the Company’s 2005 Annual Report to Shareholders set forth as Exhibit 13 in this report. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for certain information regarding executive officers included in Part I and the matters set forth below, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Except for certain information set forth under the captions “Human Resources & Compensation Committee Report on Executive Compensation” and “Performance Graph,” the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is incorporated by reference to the material under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	2005 Exhibits

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 6, 2003, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)**

10.2	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.3	Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.4	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

10.5	Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)**

10.6	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm and F. Michael Crowley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.7	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.8	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm, F. Michael Crowley, John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.9	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

Exhibit No.	Document

10.10	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon, John P. McGrath, J. Thomas Stiles and Henry N. Watkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.11	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.12	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.13	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.14	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.15	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.16	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.17	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.18	Executive Employment Agreement of Frank H. Beard dated November 15, 2005 by and between Hilb Rogal & Hobbs Company and Frank H. Beard*,**

10.19	Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)**

10.20	2002 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.21	2002 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.22	2003 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

Exhibit No.	Document

10.23	2003 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.24	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.25	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.26	2005 form of Hilb Rogal Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.27	2005 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.28	2006 form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted*,**

10.29	Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.30	Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)**

10.31	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.32	Severance Agreement by and between the Company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.33	Senior Executive Employment Agreement of Robert B. Lockhart dated December 1, 2003 by and between the Company and Robert B. Lockhart (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.34	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.35	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.36	Amended and Restated Credit Agreement, dated December 15, 2004, among the Company, as Borrower; the banks named therein as Lenders; Wachovia Bank, National Association, as administrative agent; PNC Bank, National Association and SunTrust Bank, as documentation agents; and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 15, 2004, File No. 0-15981)

Exhibit No.	Document

10.37	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)

10.38	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.39	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.40	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)**

10.41	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)**

13	Portions of 2005 Annual Report to Shareholders*

21	Subsidiaries of Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed Herewith
**	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY

By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN L. VAUGHAN, III Martin L. Vaughan, III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2006

/s/ MICHAEL DINKINS Michael Dinkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2006

/s/ JOHN HAMERSKI John Hamerski	Vice President and Controller (Principal Accounting Officer)	March 9, 2006

/s/ ROBERT H. HILB Robert H. Hilb	Chairman Emeritus and Director	March 9, 2006

/s/ ROBERT S. UKROP Robert S. Ukrop	Director	March 9, 2006

/s/ THOMAS H. O’BRIEN Thomas H. O’Brien	Director	March 9, 2006

/s/ NORWOOD H. DAVIS, JR. Norwood H. Davis, Jr.	Director	March 9, 2006

/s/ THEODORE L. CHANDLER, JR. Theodore L. Chandler, Jr.	Director	March 9, 2006

/s/ ANTHONY F. MARKEL Anthony F. Markel	Director	March 9, 2006

/s/ ROBERT W. FIONDELLA Robert W. Fiondella	Director	March 9, 2006

/s/ JULIOUS P. SMITH, JR. Julious P. Smith, Jr.	Director	March 9, 2006

/s/ WARREN M. THOMPSON Warren M. Thompson	Director	March 9, 2006

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 9A, ITEMS 15 (a)(1) AND (2) AND (c)

INDEX OF FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2005

HILB ROGAL & HOBBS COMPANY

GLEN ALLEN, VIRGINIA

HILB ROGAL & HOBBS COMPANY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The Report of Independent Registered Public Accounting Firm on Financial Statements is included on page 23 of this Form 10-K and the following consolidated financial statements of Hilb Rogal & Hobbs Company and subsidiaries, included in the portions of the Company’s 2005 Annual Report to Shareholders that are incorporated by reference in Item 8 of this report:

Consolidated Balance Sheet, December 31, 2005 and 2004
Statement of Consolidated Income,
Years Ended December 31, 2005, 2004 and 2003
Statement of Consolidated Shareholders’ Equity,
Years Ended December 31, 2005, 2004 and 2003
Statement of Consolidated Cash Flows,
Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included in the portions of the Company’s 2005 Annual Report to Shareholders that are incorporated by reference in Item 9a of this report.

The following consolidated financial statement schedule of Hilb Rogal & Hobbs Company and subsidiaries is included in Item 15(c):

Page Number
Schedule II	Valuation and Qualifying Accounts	24

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm on Financial Statements

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited the accompanying consolidated balance sheets of Hilb Rogal & Hobbs Company as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of Hilb Rogal & Hobbs Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb Rogal & Hobbs Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilb Rogal & Hobbs Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 3, 2006

HILB ROGAL & HOBBS COMPANY

AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
	Balance at Beginning of Period	Additions			Deductions (Describe)		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts (Describe)
Year ended December 31, 2005:
Allowance for doubtful accounts	$4,630	$753	$164	(c)	$1,367	(b)	$4,180

Year ended December 31, 2004:
Allowance for doubtful accounts	4,243	1,588	467	(d)	1,668	(b)	4,630

Year ended December 31, 2003:
Allowance for doubtful accounts	5,567	1,362	184	(a)	2,870	(e)	4,243

(a)	Recoveries
(b)	Bad debts written off
(c)	Recoveries ($155) and from acquisitions ($9)
(d)	Recoveries ($136) and from acquisitions ($331)
(e)	Bad debts written off ($1,358) and from acquisitions ($1,512)