Form 10-K/A
period 2005-12-31
HILB ROGAL & HOBBS CO
filed 2006-04-28
CIK 814898

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

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) (filed on March 10, 2006 with the Securities and Exchange Commission) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”). This Form 10-K/A includes amendments to the following sections of the Form 10-K to correct certain information incorporated by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) filed on March 31, 2006, with the Securities and Exchange Commission;

1.	Item 10. Directors and Executive Officers of the Registrant. This Item is amended to correct the disclosure of the directorships held by Thomas H. O’Brien, a director of the Registrant, that was incorporated by reference to the 2006 Proxy Statement.

2.	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. This Item is amended to add a group consisting of FMR Corp., Fidelity Management & Research Company, Fidelity Management Trust Company and Edward C. Johnson 3d to the persons or groups known by the Registrant to be the beneficial owners of more than five percent of the outstanding shares of Common Stock of the Registrant. This information was originally incorporated by reference to the 2006 Proxy Statement.

3.	Item 15. Exhibits and Financial Statement Schedules. This Item is amended to reflect additional exhibits, numbers 31.3 and 31.4.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for certain information regarding executive officers included in Part I, the information provided below regarding Thomas H. O’Brien, a director of the Company, and disclosure regarding the Company’s code of ethics, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Thomas H. O’Brien, 69, was the Chairman and Chief Executive Officer of The PNC Financial Services Group, Inc., a multi-bank holding company engaged in financial services activities, from 1985 until his retirement in 2001. He was Chairman of PNC Bank, N.A., a national banking institution in Pittsburgh, Pennsylvania, from 1993 to 2001. He is a director of Verizon Communications Inc., BlackRock, Inc. and The PNC Financial Services Group, Inc. Mr. O’Brien is chairman of the Human Resources & Compensation Committee and a member of the Business Practices Committee, Finance Committee and Executive Committee. He has been a director of the Company since 1982.

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

Except for the information provided below regarding the security ownership of certain beneficial owners, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to each person or group known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Company. In preparing the table below, the Company has relied, without further investigation, on information contained in the filings by each reporting person with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the Exchange Act).

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Southeastern Asset Management, Inc. (2) ............................................................................. Longleaf Partners Small-Cap Fund O. Mason Hawkins 6410 Poplar Avenue, Suite 900 Memphis, Tennessee 38119	3,599,400	9.94%

Artisan Partners Limited Partnership (3) .............................................................................. Artisan Investment Corporation Andrew A. Ziegler Carlene Murphy Ziegler 875 East Wisconsin Avenue, Suite 800 Milwaukee, Wisconsin 53202	3,064,000	8.46%

Westport Asset Management, Inc. (4) ................................................................................... Westport Advisers LLC 253 Riverside Avenue Westport, Connecticut 06880	2,922,300	8.07%

FMR Corp. (5) ....................................................................................................................... Fidelity Management & Research Company Fidelity Management Trust Company Edward C. Johnson 3d 82 Devonshire Street Boston, Massachusetts 02109	2,872,400	7.93%

(1)	Based on 36,225,686 shares of Common Stock issued and outstanding on March 1, 2006.

(2)	Southeastern Asset Management, Inc., Longleaf Partners Small-Cap Fund and O. Mason Hawkins filed a joint Schedule 13G/A with the Commission on February 6, 2006, reporting that as of December 31, 2005, Southeastern Asset Management, Inc. and Longleaf Partners Small-Cap Fund had shared voting and dispositive power as to 3,526,400 shares of Common Stock and Southeastern Asset Management, Inc. had sole dispositive power as to 73,000 shares of Common Stock. According to the Schedule 13G/A, Southeastern Asset Management, Inc. is an investment adviser and may be the beneficial owner of shares of Common Stock owned by its client, Longleaf Partners Small-Cap Fund. Mr. Hawkins is Chairman of the Board and Chief Executive Officer of Southeastern Asset Management, Inc.

(3)	Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler and Carlene Murphy Ziegler filed a joint Schedule 13G/A with the Commission on January 27, 2006, reporting that as of December 31, 2005, each party had shared voting and dispositive power as to 3,064,000 shares of Common Stock. Artisan Partners Limited Partnership is an investment adviser and acquired shares of Common Stock on behalf of its discretionary clients. Artisan Investment Corporation is the General Partner of Artisan Partners Limited Partnership, and Mr. Ziegler and Ms. Ziegler are the principal stockholders of Artisan Investment Corporation.

(4)	Westport Asset Management, Inc. filed a Schedule 13G/A with the Commission on February 13, 2006, reporting that as of December 31, 2005, it had sole voting and dispositive power as to 925,400 shares of Common Stock, shared voting power as to 1,740,200 shares of Common Stock and shared dispositive power as to 1,966,900 shares of Common Stock. The Schedule 13G/A states that Westport Asset Management, Inc., an investment advisor, owns 50% of Westport Advisors LLC, which is an investment advisor for a series of public mutual funds.

(5)	FMR Corp., Fidelity Management & Research Company, Fidelity Management Trust Company and Edward C. Johnson 3d filed a joint Schedule 13G with the Commission on February 14, 2006, reporting that as of December 31, 2005, Fidelity Management & Research Company, an investment adviser, was the beneficial owner of 2,733,100 shares of Common Stock and Fidelity Management Trust Company, a bank serving as investment manager of institutional accounts, was the beneficial owner of 139,300 shares of Common Stock. Fidelity Management & Research Company and Fidelity Management Trust Company are wholly-owned subsidiaries of FMR Corp., of which members of the family of Edward C. Johnson 3d may be deemed to form a controlling group. Each of Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management & Research Company, had sole dispositive power as to 2,733,100 shares of Common Stock owned by Fidelity Management & Research Company, and each possessed sole voting power as to 255,800 of such shares. Each of Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, possessed sole dispositive and voting power as to 139,300 shares of Common Stock owned beneficially by Fidelity Management Trust Company. Collectively, each of Edward C. Johnson 3d and FMR Corp. had sole dispositive power as to 2,872,400 shares of Common Stock and sole voting power as to 395,100 shares of Common Stock.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	2005 Exhibits

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 6, 2003, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)**

10.2	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.3	Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.4	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

10.5	Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)**

10.6	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm and F. Michael Crowley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.7	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.8	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm, F. Michael Crowley, John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke, Richard F. Galardini, Peter E. Marcia and Robert S. O’Brien (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.9	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

Exhibit No.	Document

10.10	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon, John P. McGrath, J. Thomas Stiles and Henry N. Watkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.11	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.12	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.13	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.14	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.15	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.16	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.17	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.18	Executive Employment Agreement of Frank H. Beard dated November 15, 2005 by and between Hilb Rogal & Hobbs Company and Frank H. Beard*,**

10.19	Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)**

10.20	2002 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.21	2002 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.22	2003 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

Exhibit No.	Document

10.23	2003 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.24	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.25	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.26	2005 form of Hilb Rogal Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.27	2005 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.28	2006 form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted*,**

10.29	Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.30	Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)**

10.31	Retirement Agreement by and between the Company and Andrew L. Rogal dated March 25, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.32	Severance Agreement by and between the Company and Thomas A. Golub dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.33	Senior Executive Employment Agreement of Robert B. Lockhart dated December 1, 2003 by and between the Company and Robert B. Lockhart (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.34	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.35	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.36	Amended and Restated Credit Agreement, dated December 15, 2004, among the Company, as Borrower; the banks named therein as Lenders; Wachovia Bank, National Association, as administrative agent; PNC Bank, National Association and SunTrust Bank, as documentation agents; and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 15, 2004, File No. 0-15981)

Exhibit No.	Document

10.37	First Amendment to Credit Agreement, dated September 29, 2005, among the Company, as Borrower; and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)

10.38	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.39	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.40	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)**

10.41	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)**

13	Portions of 2005 Annual Report to Shareholders*

21	Subsidiaries of Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.3	Amendment No. 1 Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)***

31.4	Amendment No. 1 Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)***

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed previously with the Form 10-K filed on March 10, 2006
**	Indicates management contract or compensatory plan or arrangement
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY

By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer

Date: April 28, 2006