Form 10-Q
period 2006-03-31
HILB ROGAL & HOBBS CO
filed 2006-05-05
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, no par value	36,185,002

HILB ROGAL & HOBBS COMPANY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

(UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
REVENUES
Commissions and fees	$180,396	$180,257
Investment income	2,190	1,073
Other	1,199	2,015

	183,785	183,345
OPERATING EXPENSES
Compensation and employee benefits	98,551	93,660
Other operating expenses	30,975	32,919
Depreciation	2,077	2,190
Amortization of intangibles	4,806	4,697
Interest expense	4,611	3,762

	141,020	137,228

INCOME BEFORE INCOME TAXES	42,765	46,117

Income taxes	16,841	18,395

NET INCOME	$25,924	$27,722

Net Income Per Share:
Basic	$0.72	$0.77
Assuming Dilution	$0.71	$0.76

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands)	March 31, 2006	December 31, 2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $64,762 and $54,611, respectively, of restricted funds	$249,984	$224,471
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,457 and $4,180, respectively	179,559	224,201
Other	30,446	28,887

	210,005	253,088
Prepaid expenses and other current assets	19,787	37,888

TOTAL CURRENT ASSETS	479,776	515,447

PROPERTY AND EQUIPMENT, NET	24,310	24,765

GOODWILL	640,445	625,349
OTHER INTANGIBLE ASSETS	197,049	188,645
Less accumulated amortization	55,265	50,458

	782,229	763,536
OTHER ASSETS	29,995	26,019

	$1,316,310	$1,329,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$297,467	$339,088
Accounts payable	15,052	16,150
Accrued expenses	47,639	49,618
Premium deposits and credits due customers	40,556	40,454
Current portion of long-term debt	11,583	12,511

TOTAL CURRENT LIABILITIES	412,297	457,821
LONG-TERM DEBT	248,940	251,507

DEFERRED INCOME TAXES	27,191	23,307

OTHER LONG-TERM LIABILITIES	51,452	50,875

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,177 and 35,955 shares, respectively	240,794	233,292
Retained earnings	333,804	312,040
Accumulated other comprehensive income
Unrealized gain on interest rate swaps, net of deferred tax expense of $820 and $308, respectively	1,231	462
Foreign currency translation adjustments	601	463

	576,430	546,257

	$1,316,310	$1,329,767

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$233,292	$312,040	$925
Issuance of 311 shares of Common Stock	7,432
Repurchase of 90 shares of Common Stock	(3,407)
Stock-based compensation	2,490
Income tax benefit from exercise of stock options	987
Payment of dividends ($0.1150 per share)		(4,160)
Derivative gain, net of tax			769
Foreign currency translation adjustments			138
Net income		25,924

Balance at March 31, 2006	$240,794	$333,804	$1,832

Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 346 shares of Common Stock	6,209
Repurchase of 553 shares of Common Stock	(19,697)
Stock-based compensation	740
Income tax benefit from exercise of stock options	1,315
Payment of dividends ($0.1050 per share)		(3,784)
Derivative gain, net of tax			595
Foreign currency translation adjustments			(150)
Net income		27,722

Balance at March 31, 2005	$222,352	$295,916	$1,838

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$25,924	$27,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,077	2,190
Amortization of intangibles	4,806	4,697
Stock-based compensation	2,490	740
Provision for losses on receivables	512	289
Provision for deferred income taxes	1,627	1,028
Gain on sale of assets	(339)	(1,056)
Income tax benefit from exercise of stock options	—	1,315
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Decrease in receivables	42,831	47,158
Decrease in prepaid expenses	4,544	7,496
Decrease in premiums payable to insurance companies	(44,034)	(32,340)
Increase (decrease) in premium deposits and credits due customers	102	(2,886)
Increase (decrease) in accounts payable	(2,689)	4,937
Decrease in accrued expenses	(457)	(11,588)
Decrease in regulatory charge accrual	(635)	—
Other operating activities	(5,031)	(1,308)

Net Cash Provided by Operating Activities	31,728	48,394

INVESTING ACTIVITIES
Purchase of property and equipment	(1,675)	(2,312)
Purchase of insurance agencies, net of cash acquired	(11,125)	(5,691)
Proceeds from sale of assets	771	1,895
Sale of investments	13,800	—
Other investing activities	601	46

Net Cash Provided by (Used in) Investing Activities	2,372	(6,062)

FINANCING ACTIVITIES
Principal payments on long-term debt	(4,621)	(3,359)
Repurchase of Common Stock	(3,407)	(19,697)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	2,614	1,121
Income tax benefit from exercise of stock options	987	—
Dividends	(4,160)	(3,784)

Net Cash Used in Financing Activities	(8,587)	(25,719)

Increase in cash and cash equivalents	25,513	16,613
Cash and cash equivalents at beginning of period	224,471	210,470

Cash and cash equivalents at End of Period	$249,984	$227,083

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION

At March 31, 2006 and 2005, the Company had three stock-based compensation plans, which are described more fully in Notes A and H to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). Through December 31, 2005, the Company accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No stock-based compensation cost for stock options was reflected in net income in 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost was also recognized in both the current and prior periods relating to restricted stock awards.

Prior to December 2004, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by Financial Accounting Standards Board Statement No. 148, established accounting and disclosure requirements using a fair value based method of accounting for stock options. In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). Statement 123R revises Statement 123. The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts. In April 2005, the Securities and Exchange Commission issued a rule to amend the effective date of Statement 123R. Statement 123R is effective for a public company that is not a small business issuer at the beginning of the first fiscal year beginning after June 15, 2005.

Statement 123R permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation cost based upon fair value for only those share-based awards granted or modified with an effective date subsequent to the company’s date of adoption and share-based awards issued in prior periods that remain unvested at the date of adoption. The modified-retrospective method allows a company to restate, based upon pro forma amounts previously disclosed under the requirements of Statement 123, for either all prior periods presented or prior interim periods included in the year of adoption.

Effective January 1, 2006, the Company adopted Statement 123R and accounted for the adoption using the modified-prospective method. For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. The Company’s stock options vest and become fully exercisable

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

at various periods up to five years. Statement 123R provides that compensation cost, related to awards with a graded vesting schedule, may be recognized on either (a) a straight-line basis for the entire award or (b) an accelerated basis by applying a straight-line method to each separate vesting portion of the award. Effective with the Company’s adoption on January 1, 2006, the Company’s policy is to recognize compensation cost on a straight-line basis for the entire award for all awards granted after January 1, 2006. For compensation cost related to awards issued prior to January 1, 2006 and that were unvested at that date, the Company will continue to follow its previous policy of recognizing the related compensation cost on an accelerated basis as described above.

Results for prior periods have not been restated.

As a result of adopting Statement 123R and no longer accounting for stock-based compensation under APB 25, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were reduced by $1.7 million and $1.0 million, respectively. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.75 and $0.74, respectively, if the Company had not adopted Statement 123R compared to reported basic and diluted net income per share of $0.72 and $0.71, respectively.

The fair value of options granted during the three months ended March 31, 2006 was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free rate of 4.61%; dividend yield of 1.17%; volatility factor of 0.276; and an expected life of approximately five years. The weighted average fair value per option granted for the three months ended March 31, 2006 was $11.60.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation prior to 2006.

Three Months Ended March 31,
(in thousands, except per share amounts)	2005
Net income—as reported	$27,722
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,230)

Pro forma net income	$26,492

Net income per share:
Basic—as reported	$0.77
Basic—pro forma	$0.74
Assuming dilution—as reported	$0.76
Assuming dilution—pro forma	$0.73

At March 31, 2006, there was $11.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Consolidated Cash Flows. Statement 123R requires the cash flows resulting from the benefits of tax deductions in excess of recognized compensation costs be reported as financing cash flows. The $1.0 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123R.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to state income taxes.

NOTE D—ACQUISITIONS

During the first three months of 2006, the Company acquired certain assets and liabilities of two insurance agencies. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain intangible assets are not final.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2006 and 2005, the Company sold certain insurance accounts and other assets resulting in gains of $0.3 million and $1.1 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $0.1 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Numerator for basic and diluted net income per share
Net Income	$25,924	$27,722

Denominator
Weighted average shares	35,778	35,665
Effect of guaranteed future shares to be issued in connection with agency acquisitions	135	309

Denominator for basic net income per share	35,913	35,974
Effect of dilutive securities:
Employee stock options	367	308
Employee non-vested stock	130	143
Contingent stock—acquisitions	12	85

Dilutive potential common shares	509	536

Denominator for diluted net income per share—adjusted weighted average shares	36,422	36,510

Net Income Per Share:
Basic	$0.72	$0.77
Assuming Dilution	$0.71	$0.76

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

NOTE G—REGULATORY CHARGE AND RELATED MATTERS

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

In the 2005 third quarter, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million national fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs related to the Agreement incurred in the 2005 third quarter. The regulatory charge also included $5.8 million of estimated costs for pending regulatory matters. These estimated costs represent the Company’s best estimate of the probable outcomes of the various pending regulatory matters and include related legal and administrative costs incurred or expected to be incurred for these regulatory matters. In 2005, the Company made payments related to this charge of $20.0 million into the national fund and $2.3 million for legal and administrative matters.

These pending regulatory matters relate to subpoenas issued and/or inquiries made by state attorneys general and insurance departments into, among other things, the industry’s commission payment practices. The Company has received subpoenas and/or requests for information from attorneys general and/or insurance departments in fourteen states. The Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of other states. The Company will continue to evaluate and monitor all such subpoenas and requests.

The current liability portion of this charge as of March 31, 2006 is $7.5 million and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2005	$20,056
Payments-legal and administrative	(635)

Balance at March 31, 2006	$19,421

NOTE H—COMMITMENTS AND CONTINGENCIES

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

MDL 1663 Class Action

In August 2004, OptiCare Health Systems Inc. filed a putative class action in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the OptiCare suit in November 2004. In December 2004, two other purported class actions were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that the OptiCare suit, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry participants, be centralized and transferred to the U.S. District Court for the District of New Jersey. In addition, by Conditional Transfer Order dated March 10, 2005, the Panel conditionally transferred the Lewis and Preuss cases to the U.S. District Court for the District of New Jersey. The transfer subsequently became effective and as a result of the Panel’s transfer orders, the OptiCare, Lewis and Preuss cases are proceeding on a consolidated basis with other purported class action suits styled as In re: Insurance Brokerage Antitrust Litigation (MDL 1663).

On August 1, 2005, the plaintiffs in MDL 1663 filed a First Consolidated Amended Commercial Class Action Complaint (the Commercial Complaint) in the U.S. District Court for the District of New Jersey (Civil No. 04-5184) against the Company and certain other insurance brokers and insurers. In the Commercial Complaint, the named plaintiffs purport to represent a class consisting of all persons who, between August 26, 1994 and the date on which class certification may occur, engaged the services of any one of the broker defendants or any of their subsidiaries or affiliates to obtain advice with respect to the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one of the insurer defendants. The plaintiffs allege in the Commercial Complaint, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of contingent commissions from insurers; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; that the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers; and that the defendants created centralized internal departments for the purpose of monitoring, facilitating and advancing the collection of contingent commissions, payments and other improper fees. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek monetary relief, including treble damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief.

In addition, the plaintiffs in MDL 1663 also filed on August 1, 2005 a First Consolidated Amended Employee Benefits Class Action Complaint (the Employee Benefits Complaint) in the U.S. District Court for the District of New Jersey against the Company; Frank F. Haack & Associates, Inc.; O’Neill, Finnegan & Jordan Insurance Agency Inc.; and certain other insurance brokers and insurers. In the Employee Benefits Complaint (Civil Nos. 04-5184, et al.), the named plaintiffs purport to represent two separate classes consisting of ERISA and non-ERISA plan employees and employers, respectively, that have acquired insurance products from the defendants in connection with an employee benefit plan between August 26, 1994 and the date on which class certification may occur. The plaintiffs allege in the Employee Benefits Complaint, among other things, that the broker defendants secretly conspired with the insurer defendants to steer plaintiffs and members of the classes to

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

the insurer defendants in exchange for undisclosed fees, including communication fees, enrollment fees, service fees, finders fees and/or administrative fees, contingent commissions and other payments, including broker bonuses, trips and entertainment, from the insurer defendants; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; and that the defendants entered into unlawful tying arrangements under which the broker defendants would place primary insurance contracts with insurers on the condition that the insurers use the broker defendants for placing their reinsurance coverage with reinsurance carriers. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek monetary relief, including treble and punitive damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief.

The Company, along with other defendants, filed a motion to dismiss both the Commercial Complaint and the Employee Benefits Complaint. The motion is now fully briefed and awaiting a decision from the U.S. District Court for the District of New Jersey. Also, on February 13, 2006, the plaintiffs filed their motions for class certification in each case. On May 5, 2006, the defendants are expected to file their opposition to the motions to class certification.

The Company believes it has substantial defenses in these cases and intends to defend itself vigorously. However, at this time, the Company cannot predict the outcome of these cases or their effects on the company’s financial position or results of operations.

Bensley Class Action

In May 2005, Bensley Construction, Inc. filed a putative class action in the Superior Court of the Commonwealth of Massachusetts (Case No. ESCV2005-00277) against the Company and certain large commercial insurers and brokers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants entered into contingent commission agreements with the insurer defendants without disclosing the existence and/or terms of the agreements to clients to whom the defendants owed a fiduciary duty and that certain of the defendants engaged in a bid-rigging and customer allocation scheme to maximize their revenues under the contingent commission agreements. The plaintiff alleges breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, breach of contract and breach of implied covenant of good faith and fair dealing. The plaintiff seeks monetary damages for each member of the class in an amount not to exceed $74,999 per class member, costs and other relief. The defendants removed the case to federal court and it has now been transferred to the U.S. District Court for the District of New Jersey to be consolidated with the other cases that comprise MDL 1663. The Company believes it has substantial defenses to these claims and intends to defend itself vigorously. However, at this time, the Company cannot predict the outcome of these claims or their effects on the company’s financial position or results of operations.

Securities Class Action

As previously disclosed, in June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action complaint in the U.S. District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB) against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(UNAUDITED)

W. Blanton, Jr. and Robert B. Lockhart. The plaintiff alleged violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. In October 2005, the appointed Lead Plaintiff filed an amended putative class action complaint. On April 27, 2006, an order was entered granting the defendants’ motion and dismissing the amended complaint in its entirety with prejudice. The plaintiff has thirty days to file a notice of appeal of this order.

Other

There are in the normal course of business various other outstanding commitments and contingent liabilities. Management does not anticipate material losses as a result of such matters.

NOTE I—SUBSEQUENT EVENT

As of March 31, 2006, the Company had, under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $240.6 million and no outstanding revolving credit facility borrowings. On April 26, 2006, the Company signed the Credit Agreement (the Credit Agreement) which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its $240.6 million of borrowings under the Amended Credit Agreement. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at inception). In addition, the Company pays commitment fees (0.3% at inception) on the unused portion of the revolving credit facility. The term loan facility is payable quarterly and the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of common stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 2006

Net income for the three months ended March 31, 2006 was $25.9 million, or $0.71 per share, compared with $27.7 million, or $0.76 per share, for the comparable period last year. In addition, non-operating gains, net of tax, were $0.2 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

Commissions and fees were $180.4 million compared to commissions and fees of $180.3 million during the comparable period of the prior year. Approximately $2.6 million of the commissions increase was derived from acquisitions of new insurance agencies in 2006 and 2005. This increase was offset by decreases of approximately $1.8 million from the sale of certain offices and accounts in 2006 and 2005. Excluding the effect of acquisitions and dispositions, commissions and fees decreased (0.4)%. This slight decrease principally reflects new business offset by reduced contingent commissions and modestly lower property and casualty premium rates.

Expenses for the quarter increased $3.8 million, or 2.8%. Compensation and benefits increased $4.9 million. Other operating expenses decreased $1.9 million. Compensation and benefits increased primarily due to the new accounting treatment for stock-based compensation, the impact of continued investment in sales and service talent, and acquisitions of insurance agencies. The new accounting treatment for stock-based compensation resulted in $1.7 million of additional compensation expense for the 2006 first quarter. See “New Accounting Standards” for additional information on the impact of this item. Other operating expenses decreased mainly due to lower legal, compliance and claims expenditures. Legal, compliance and claims expenditures decreased $3.3 million due primarily to significant prior year costs related to various regulatory inquiries, compliance with Section 404 of the Sarbanes-Oxley Act and the protection of restrictive covenants in employment contracts.

Depreciation expense decreased $0.1 million between the quarters. Amortization of intangibles increased approximately $0.1 million due primarily to intangible assets acquired in 2006 and 2005 acquisitions. Interest expense increased $0.8 million as interest rates increased between the quarters.

The Company’s overall tax rates for the three months ended March 31, 2006 and 2005 were 39.4% and 39.9%, respectively.

Other

For the three months ended March 31, 2006, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2005. Commission income was higher during the first quarter due to acquisitions and higher contingent commissions, the majority of which are historically received during the first and second quarters.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2006 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2006.

Liquidity and Capital Resources

Net cash provided by operations was $31.7 million and $48.4 million for the three months ended March 31, 2006 and 2005, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $1.7 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. The purchase of insurance agencies utilized cash of $11.1 million and $5.7 million in the three months ended March 31, 2006 and 2005, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of March 31, 2006.

Financing activities utilized cash of $8.6 million and $25.7 million in the three months ended March 31, 2006 and 2005, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 90,000 shares of its Common Stock on the open market for $3.4 million during the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company repurchased 552,800 shares of its Common Stock on the open market for $19.7 million. The Company is currently authorized for 2006 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of March 31, 2006, the Company had, under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $240.6 million which were due in various amounts through 2011, and no outstanding revolving credit facility borrowings, with $174.6 million available under the revolving credit facility for future borrowings. Borrowings bore interest at variable rates based on LIBOR plus a negotiated spread.

On April 26, 2006, the Company signed the Credit Agreement (the Credit Agreement) which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its $240.6 million of borrowings under the Amended Credit Agreement. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at inception). In addition, the Company pays commitment fees (0.3% at inception) on the unused portion of the revolving credit facility. The term loan facility is payable quarterly and the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of common stock.

The Company had a current ratio (current assets to current liabilities) of 1.16 to 1.00 as of March 31, 2006. Shareholders’ equity of $576.4 million at March 31, 2006, is improved from $546.3 million at December 31, 2005. The debt to equity ratio at March 31, 2006 of 0.43 to 1.00 is decreased from the ratio at December 31, 2005 of 0.46 to 1.00 due to net income and the issuance of Common Stock partially offset by Common Stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Market Risk

The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

New Accounting Standards

In 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts.

Statement 123R permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation cost based upon fair value for only those share-based awards granted or modified with an effective date subsequent to the company’s date of adoption and share-based awards issued in prior periods that remain unvested at the date of adoption. The modified-retrospective method allows a company to restate, based upon pro forma amounts previously disclosed under the requirements of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” for either all prior periods presented or prior interim periods included in the year of adoption.

Effective January 1, 2006, the Company adopted Statement 123R and will account for the adoption using the modified-prospective method. For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. As a result of adopting Statement 123R and no longer accounting for stock-based compensation under previous accounting guidance, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were reduced by $1.7 million and $1.0 million, respectively. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.75 and $0.74, respectively, if the Company had not adopted Statement 123R compared to reported basic and diluted net income per share of $0.72 and $0.71, respectively. For the 2006 year, the adoption of Statement 123R is expected to result in a decrease to net income of approximately $3.9 million ($0.11 per share), net of income taxes of $2.6 million, although it is not expected to have a significant impact on the Company’s overall cash flows or financial position.

At March 31, 2006, there was $11.6 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

For additional information on the adoption of Statement 123R, see “Note B-Accounting for Stock-Based Compensation” of Notes to Consolidated Financial Statements.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note G-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. In addition to the above, there have been other governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements.

Contingent and National Override Agreements Commissions

As a result of the industry and regulatory developments, controversy continues to surround the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters. Income from the National Override Agreements was typically volume-based and paid quarterly by underwriters in excess of the standard commission rates on specific classes of business. National Override Agreements, as defined in the agreement with the Attorney General, mean corporate-wide compensation agreements negotiated by the Company with certain insurance companies on behalf of all of the Company’s offices to receive commissions in lieu of standard contingent compensation arrangements with each office of the Company.

For the three months ended March 31, 2006 and 2005, the Company recognized contingent and National Override Agreements commissions of $33.7 million and $37.3 million, respectively. Of the 2006 three month amount, 100% was from standard contingency agreements and 0% was from National Override Agreements. Of the 2005 three month amount, 92% was from standard contingency agreements and 8% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in four purported class actions brought against a number of brokers in the insurance industry and one purported securities class action. For information on industry litigation, see “Note H-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Forward-Looking Statements

Forward-looking statements in Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, include the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions and are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues; the Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers; the Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company is subject to governmental regulation which may impact operating results and/or growth; the business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation; the Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely effect the Company’s results of operations; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely effect the Company; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note H-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 1A.	RISK FACTORS.

As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In evaluating the risks of the Company, readers should carefully consider the risk factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or operating results, in addition to the other information set forth in this report and in other filings with the Securities and Exchange Commission. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the first quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 2006	90,000	$37.86	90,000	$46,593,000

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 13,864, at an average price per share of $37.49.

Item 6.	EXHIBITS.

Exhibit No.	Document
3.1	Bylaws of the Company (amended and restated February 14, 2006) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)

10.2	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)

10.3	Form of Change of Control Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.4	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File
No. 0-15981)

10.5	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)

10.6	2006 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, File No. 0-15981)

10.7	2006 form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)

10.8	2006 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted

10.9	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date May 5, 2006	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date May 5, 2006	By:	/s/ MICHAEL DINKINS
Michael Dinkins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date May 5, 2006	By:	/s/ JOHN HAMERSKI
John Hamerski Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
3.1	Bylaws of the Company (amended and restated February 14, 2006) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)

10.2	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)

10.3	Form of Change of Control Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)

10.4	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)

10.5	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon and Henry N. Watkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)

10.6	2006 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, File No. 0-15981)

10.7	2006 form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)

10.8	2006 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted

10.9	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350