Form 10-Q
period 2006-06-30
HILB ROGAL & HOBBS CO
filed 2006-08-04
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, no par value	35,671,503

HILB ROGAL & HOBBS COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
REVENUES
Commissions and fees	$171,875	$158,432	$352,271	$338,689
Investment income	2,374	1,515	4,564	2,588
Other	4,174	2,080	5,373	4,095

	178,423	162,027	362,208	345,372
OPERATING EXPENSES
Compensation and employee benefits	98,563	90,195	197,114	183,855
Other operating expenses	33,618	32,611	64,593	65,530
Depreciation	2,050	2,090	4,127	4,280
Amortization of intangibles	4,999	4,717	9,805	9,414
Interest expense	4,582	4,035	9,193	7,797
Loss on extinguishment of debt	897	—	897	—
Severance charge	—	1,303	—	1,303
Integration costs	—	764	—	764

	144,709	135,715	285,729	272,943

INCOME BEFORE INCOME TAXES	33,714	26,312	76,479	72,429
Income taxes	13,085	10,509	29,926	28,904

NET INCOME	$20,629	$15,803	$46,553	$43,525

Net Income Per Share:
Basic	$0.58	$0.44	$1.30	$1.22
Assuming Dilution	$0.57	$0.44	$1.28	$1.20

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(UNAUDITED)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $62,439 and $54,611, respectively, of restricted funds	$265,232	$224,471
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,692 and $4,180, respectively	281,220	224,201
Other	24,510	28,887

	305,730	253,088
Prepaid expenses and other current assets	19,020	37,888

TOTAL CURRENT ASSETS	589,982	515,447
PROPERTY AND EQUIPMENT, NET	23,270	24,765
GOODWILL	638,168	625,349
OTHER INTANGIBLE ASSETS	198,305	188,645
Less accumulated amortization	60,275	50,458

	776,198	763,536
OTHER ASSETS	33,677	26,019

	$1,423,127	$1,329,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$401,820	$339,088
Accounts payable	14,912	16,150
Accrued expenses	48,834	49,618
Premium deposits and credits due customers	42,168	40,454
Current portion of long-term debt	11,975	12,511

TOTAL CURRENT LIABILITIES	519,709	457,821
LONG-TERM DEBT	246,977	251,507
DEFERRED INCOME TAXES	27,571	23,307
OTHER LONG-TERM LIABILITIES	52,586	50,875
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 35,672 and 35,955 shares, respectively	223,021	233,292
Retained earnings	350,151	312,040
Accumulated other comprehensive income (loss) Unrealized gain on interest rate swaps, net of deferred tax expense of $1,164 and $308, respectively	1,747	462
Foreign currency translation adjustments	1,365	463

	576,284	546,257

	$1,423,127	$1,329,767

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(in thousands, except per share amounts)
Balance at January 1, 2006	$233,292	$312,040	$925
Issuance of 351 shares of Common Stock	8,782
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	4,648
Income tax benefit from exercise of stock options	1,266
Payment of dividends ($0.235 per share)		(8,442)
Derivative gain, net of tax			1,285
Foreign currency translation adjustments			902
Net income		46,553

Balance at June 30, 2006	$223,021	$350,151	$3,112

Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 398 shares of Common Stock	8,418
Repurchase of 613 shares of Common Stock	(21,848)
Stock-based compensation	1,217
Income tax benefit from exercise of stock options	1,465
Payment of dividends ($0.22 per share)		(7,887)
Derivative gain, net of tax			181
Foreign currency translation adjustments			(641)
Net income		43,525

Balance at June 30, 2005	$223,037	$307,616	$933

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income	$46,553	$43,525
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	897	—
Severance charge	—	1,303
Integration costs	—	764
Depreciation	4,127	4,280
Amortization of intangibles	9,805	9,414
Stock-based compensation	4,648	1,217
Provision for losses on receivables	1,037	598
Provision for deferred income taxes	1,920	2,044
Gain on sale of assets	(3,608)	(1,891)
Income tax benefit from exercise of stock options	—	1,465
Changes in operating assets and liabilities net of effects from severance charge, integration costs and insurance agency acquisitions and dispositions:
Increase in receivables	(55,392)	(16,299)
Decrease in prepaid expenses	5,314	7,041
Increase in premiums payable to insurance companies	60,319	29,062
Increase (decrease) in premium deposits and credits due customers	1,715	(4,696)
Decrease in accounts payable	(1,590)	(568)
Increase (decrease) in accrued expenses	452	(14,273)
Decrease in regulatory charge accrual	(1,389)	—
Other operating activities	(2,166)	(257)

Net Cash Provided by Operating Activities	72,642	62,729
INVESTING ACTIVITIES
Purchase of property and equipment	(2,848)	(5,685)
Purchase of insurance agencies, net of cash acquired	(14,659)	(11,570)
Proceeds from sale of assets	7,305	3,802
Sale of investments	13,800	—
Other investing activities	793	226

Net Cash Provided by (Used in) Investing Activities	4,391	(13,227)
FINANCING ACTIVITIES
Proceeds from long-term debt	240,625	—
Principal payments on long-term debt	(246,633)	(6,613)
Debt issuance costs	(1,728)	—
Repurchase of Common Stock	(24,967)	(21,848)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	3,607	1,073
Income tax benefit from exercise of stock options	1,266	—
Dividends	(8,442)	(7,887)

Net Cash Used in Financing Activities	(36,272)	(35,275)

Increase in cash and cash equivalents	40,761	14,227
Cash and cash equivalents at beginning of period	224,471	210,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,232	$224,697

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION

At June 30, 2006 and 2005, the Company had three stock-based compensation plans, which are described more fully in Notes A and H to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

Effective January 1, 2006, the Company adopted Statement 123R and accounted for the adoption using the modified-prospective method. For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. The Company’s stock options vest and become fully exercisable at various periods up to five years. Statement 123R provides that compensation cost, related to awards with a graded vesting schedule, may be recognized on either (a) a straight-line basis for the entire award or (b) an accelerated basis by applying a straight-line method to each separate vesting portion of the award. Effective with the Company’s adoption on January 1, 2006, the Company’s policy is to recognize compensation cost on a straight-line basis for the entire award for all awards granted after January 1, 2006. For compensation cost related

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(UNAUDITED)

to awards issued prior to January 1, 2006 and that were unvested at that date, the Company will continue to follow its previous policy of recognizing the related compensation cost on an accelerated basis as described above.

Through December 31, 2005, the Company accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No stock-based compensation cost for stock options was reflected in net income in 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Results for prior periods have not been restated. Stock-based compensation cost was recognized in both the current and prior periods relating to restricted stock awards.

As a result of adopting Statement 123R and no longer accounting for stock-based compensation under APB 25, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were reduced by $1.6 million and $1.0 million, respectively, and for the six months ended June 30, 2006 were reduced by $3.4 million and $2.0 million, respectively. Basic and diluted net income per share were each lower for the three months and six months ended June 30, 2006 by $0.03 and $0.06, respectively, due to the Company’s adoption of Statement 123R.

The fair value of options granted during the six months ended June 30, 2006 was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free rate of 4.652%; dividend yield of 1.165%; volatility factor of 0.2758; and an expected life of approximately five years. The weighted average fair value per option granted for the six months ended June 30, 2006 was $11.67.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation prior to 2006.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income—as reported	$15,803	$43,525
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,474)	(2,705)

Pro forma net income	$14,329	$40,820

Net income per share:
Basic—as reported	$0.44	$1.22
Basic—pro forma	$0.40	$1.14
Assuming dilution—as reported	$0.44	$1.20
Assuming dilution—pro forma	$0.40	$1.12

At June 30, 2006, there was $10.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Consolidated Cash Flows. Statement 123R requires the cash flows resulting from the benefits of tax deductions in excess of recognized

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(UNAUDITED)

compensation costs be reported as financing cash flows. The $1.3 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123R.

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to higher tax exempt investment income and state tax planning.

NOTE D—ACQUISITIONS

During the first six months of 2006, the Company acquired certain assets and liabilities of four insurance agencies. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain intangible assets are not final.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2006 and 2005, the Company sold certain insurance offices, accounts and other assets resulting in gains of $3.6 million and $1.9 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $1.4 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Numerator for basic and diluted net income per share
Net Income	$20,629	$15,803	$46,553	$43,525
Denominator
Weighted average shares	35,691	35,366	35,734	35,519
Effect of guaranteed future shares to be issued in connection with agency acquisitions	139	248	137	278

Denominator for basic net income per share	35,830	35,614	35,871	35,797
Effect of dilutive securities:
Employee stock options	236	293	301	301
Employee non-vested stock	127	133	129	135
Contingent stock—acquisitions	97	98	55	91

Dilutive potential common shares	460	524	485	527

Denominator for diluted net income per share—adjusted weighted average shares	36,290	36,138	36,356	36,324

Net Income Per Share:
Basic	$0.58	$0.44	$1.30	$1.22
Assuming Dilution	$0.57	$0.44	$1.28	$1.20

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

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

In the 2005 third quarter, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million national fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs related to the Agreement incurred in the 2005 third quarter. The regulatory charge also included $5.8 million of estimated costs for pending regulatory matters. These estimated costs represented the Company’s best estimate of the probable outcomes of the various pending regulatory matters and included related legal and administrative costs incurred or expected to be incurred for these regulatory matters. In 2005, the Company made payments related to this charge of $20.0 million into the national fund and $2.3 million for legal and administrative matters.

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

The current liability portion of this charge as of June 30, 2006 is $6.7 million and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2005	$20,056
Payments—legal and administrative	1,389

Balance at June 30, 2006	$18,667

NOTE H—COMMITMENTS AND CONTINGENCIES

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

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

June 30, 2006

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

The Company, along with other defendants, filed a motion to dismiss both the Commercial Complaint and the Employee Benefits Complaint. The motion is now fully briefed and awaiting a decision from the U.S. District Court for the District of New Jersey. Also, on February 13, 2006, the plaintiffs filed their motions for class certification in each case. On May 5, 2006, the defendants filed their oppositions to the motions for class certification. On May 31, 2006, the plaintiffs filed a reply brief in support of their motions for class certification. The motion for class certification is now fully briefed and awaiting a decision from the U.S. District Court for the District of New Jersey.

The Company believes it has substantial defenses in these cases and intends to defend itself vigorously. However, at this time, the Company cannot predict the outcome of these cases or their effects on the Company’s financial position or results of operations.

Bensley Class Action

In May 2005, Bensley Construction, Inc. (Bensley Construction) filed a putative class action in the Superior Court of the Commonwealth of Massachusetts (Case No. ESCV2005-00277) against the Company and certain large commercial insurers and brokers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants entered into contingent commission agreements with the insurer defendants without disclosing the existence and/or terms of the agreements to clients to whom the defendants owed a fiduciary duty and that certain of the defendants engaged in a bid-rigging and customer allocation scheme to maximize their revenues under the contingent commission agreements. The plaintiff alleges breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, breach of contract and breach of implied covenant of good faith and fair dealing. The plaintiff seeks monetary damages for each member of the class in an amount not to exceed $74,999 per class member, costs and other relief. The defendants removed the case to federal court and it was transferred to the U.S. District Court for the District of New Jersey to be consolidated with the other cases that comprise MDL 1663. On June 22, 2006, Bensley Construction filed a Notice of Voluntary Dismissal with the U.S. District Court for the District of New Jersey, voluntarily dismissing Bensley Construction’s claims in this matter with prejudice.

Securities Class Action

As previously disclosed, in June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action complaint in the U.S. District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(UNAUDITED)

against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert W. Blanton, Jr. and Robert B. Lockhart. The plaintiff alleged violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. In October 2005, the appointed Lead Plaintiff filed an amended putative class action complaint. On April 27, 2006, an order was entered granting the defendants’ motion and dismissing the amended complaint in its entirety with prejudice. On May 23, 2006, the plaintiff appealed this order. The Company believes it has substantial defenses to the claims made in the amended complaint and intends to defend itself vigorously. However, at this time, the Company cannot predict the outcome of these claims or their effects on the Company’s financial position or results of operations.

Other

There are in the normal course of business various other outstanding commitments and contingent liabilities. Management does not anticipate material losses as a result of such matters.

NOTE I—LONG-TERM DEBT

As of December 31, 2005, the Company had under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $243.0 million and no outstanding revolving credit facility borrowings. On April 26, 2006, the Company signed a credit agreement (the Credit Agreement) with Bank of America, N.A. and other lenders which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its outstanding borrowings under the Amended Credit Agreement. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at inception). In addition, the Company pays commitment fees (0.3% at inception) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. Annual payments of the outstanding principal amounts under the term loan facility will total $0.8 million in 2006, $1.0 million in 2007, $1.0 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012, and $93.2 million in 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of common stock.

In the second quarter of 2006, the Company recognized losses of $0.9 million related to the extinguishment of the debt outstanding under the Amended Credit Agreement. This loss on extinguishment primarily included various financing and professional costs previously deferred in connection with the financing of the Amended Credit Agreement and certain lending fees paid in obtaining the Credit Agreement.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(UNAUDITED)

NOTE J—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former President and Chief Operating Officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement.

NOTE K—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. There were no integration costs for the six-month period ended June 30, 2006. The Company recognized integration costs of $0.8 million and a related income tax benefit of $0.3 million for the first six months of 2005. This amount represented facility and lease termination costs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2006

Revenues for the 2006 second quarter were $178.4 million, an increase of $16.4 million, or 10.1%, over prior year performance of $162.0 million. This increase was primarily driven by improved organic growth, acquisitions, and non-operating gains partially offset by dispositions.

Commissions and fees were $171.9 million, an increase of $13.5 million, or 8.5%, over prior year performance of $158.4 million. This favorable growth was achieved primarily by organic growth as the Company continues to drive best practices across all three of its major lines of business (commercial property & casualty, employee benefits and personal lines). In addition to new business growth, the Company had net improvement in retention despite modest rate declines believed to approximate 3% based upon a recent Council of Insurance Agents and Brokers survey. The commissions and fees impact from 2006 and 2005 acquisitions, primarily Benefits Solutions, Inc. (KYBA Benefits) and Zutz Associates, Inc., was $4.7 million. The commissions and fees impact from 2006 and 2005 dispositions was $2.8 million.

Due to a higher interest rate environment and an increase in average cash balances, the Company had $0.9 million higher investment income which was partially offset by higher interest expense. In addition, other income in 2006 primarily relates to the Company’s disposal of a small branch which generated a gain of $3.1 million.

The expenses for the second quarter of 2006 were $144.7 million, an increase of $9.0 million, or 6.6%, over the 2005 comparable period of $135.7 million. This increase resulted primarily from increased compensation and benefits.

Compensation and benefits increased $8.4 million primarily due to the new accounting treatment for stock-based compensation, increased revenue production, the impact of continued investment in sales and service talent, and acquisitions of insurance agencies. The new accounting treatment for stock-based compensation resulted in $1.6 million of additional compensation expense for the 2006 second quarter. See “New Accounting Standards” for additional information on the impact of this item.

Other operating expense increased $1.0 million due to higher promotional, travel and meeting expenses for the 2006 second quarter of $1.4 million, which primarily reflects sales and customer related meetings and training. This increase was partially offset by lower legal, compliance and claims expenditures of $1.0 million. The decrease in legal, compliance and claims expenditures was partially offset by $4.2 million of insurance recoveries on contested claims that were received in the second quarter of 2005. Excluding the effect of these 2005 insurance recoveries, the 2006 decrease in legal, compliance and claims expenditures was $5.2 million.

The 2006 second quarter operating expenses included a debt extinguishment loss of $0.9 million associated with the Company’s entry into a new credit agreement in April 2006. The charge represents financing costs previously deferred in connection with the financing of the Company’s former credit agreement and certain lending fees paid in obtaining the Company’s new credit facility. See “Liquidity and Capital Resources” for more information on this matter. The 2005 second quarter operating expenses included a $1.3 million severance charge and $0.8 million of integration costs. The severance charge represented estimated payments due to the Company’s former President and Chief Operating Officer under the terms of his employment agreement. Integration costs represented facility and lease termination costs associated with the integration of Hobbs Group, LLC.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased approximately $0.3 million due primarily to intangible assets acquired in 2006 and 2005 acquisitions. Interest expense increased $0.5 million because of the higher interest rate environment. As of June 30, 2006, approximately 46% of the Company’s debt is effectively fixed rate.

The Company’s overall tax rate for the 2006 second quarter was 38.8% compared to 39.9% for the comparable 2005 period. The 2006 rate was lower primarily due to higher tax exempt investment income and state tax planning.

Net income for the 2006 second quarter was $20.6 million, or $0.57 per share, compared with $15.8 million, or $0.44 per share, for the comparable period last year. Net income for the 2006 quarter included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share. Net income for the 2005 quarter included a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share. In addition, non-operating gains, net of tax, were $2.0 million, or $0.05 per share, for the 2006 quarter compared to non-operating gains, net of tax, of $0.5 million, or $0.01 per share, for the 2005 quarter.

Six Months Ended June 30, 2006

Revenues for the first six months of 2006 were $362.2 million, an increase of $16.8 million, or 4.9%, over prior year performance of $345.4 million. This increase was primarily driven by improved organic growth, acquisitions, and non-operating gains, partially offset by dispositions.

Commissions and fees were $352.3 million, an increase of $13.6 million, or 4.0%, over prior year performance of $338.7 million. This growth was influenced by the same factors noted in the second quarter, partially offset by a $3.6 million reduction in contingent commissions. The commissions and fees impact from 2006 and 2005 acquisitions was $7.3 million, primarily KYBA Benefits and Zutz Associates, Inc. The commissions and fees impact from 2006 and 2005 dispositions was $4.6 million.

The Company had a $2.0 million increase in investment income over the prior year period due to the same factors noted in the second quarter. Other income in the first six months of 2006 primarily relates to the same disposal transaction noted for the second quarter.

Expenses for the first six months of 2006 were $285.7 million, an increase of $12.8 million, or 4.7%, over the 2005 comparable period of $272.9 million. This increase resulted primarily from increased compensation and benefits.

Compensation and benefits increased $13.3 million primarily due to the new accounting treatment for stock-based compensation, increased revenue production, the impact of continued investment in sales and service talent, and acquisitions of insurance agencies. The new accounting treatment for stock-based compensation resulted in $3.4 million of additional compensation expense.

Other operating expense decreased $0.9 million due to lower legal, compliance and claims expenditures of $4.3 million. This decrease is partially offset by higher promotional, travel and meeting expenses for the 2006 period of $1.8 million which primarily reflects sales and customer related meetings and training. The decrease in legal, compliance and claims expenditures was partially offset by $4.2 million of insurance recoveries on contested claims that were received in the first six months of 2005. Excluding the effect of these 2005 insurance recoveries, the 2006 decrease in legal, compliance and claims expenditures was $8.5 million.

The operating expenses in the first six months of 2006 included the debt extinguishment loss of $0.9 million noted for the 2006 second quarter. See “Liquidity and Capital Resources” for more information on this matter. The comparable 2005 period operating expenses included the $1.3 million severance charge and $0.8 million of integration costs that were noted for the 2005 second quarter.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased approximately $0.4 million due primarily to intangible assets acquired in 2006 and 2005 acquisitions. Interest expense increased $1.4 million because of the higher interest rate environment.

The Company’s overall tax rates for the first six months of 2006 and 2005 respectively, were 39.1% and 39.9%. The 2006 rate was lower primarily due to higher tax exempt investment income and state tax planning.

Net income for the first six months of 2006 was $46.6 million, or $1.28 per share, compared with $43.5 million, or $1.20 per share, for the comparable 2005 period. Net income for the 2006 period included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share. Net income for the 2005 period included a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share. In addition, non-operating gains, net of tax, were $2.2 million, or $0.05 per share, for the 2006 period and $1.1 million, or $0.03 per share, for the 2005 period.

Other

For the three months ended June 30, 2006, net income as a percentage of revenues declined from the three months ended March 31, 2006. Revenues were higher during the three months ended March 31, 2006 due to higher contingent commissions, the majority of which are historically received during the first quarter. Net income was lower during the three months ended June 30, 2006 due to lower contingent commissions, increased operating expenses and the loss on extinguishment of debt.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2006 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2006.

Liquidity and Capital Resources

Net cash provided by operations was $72.6 million and $62.7 million for the six months ended June 30, 2006 and 2005, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $2.8 million and $5.7 million for the six months ended June 30, 2006 and 2005, respectively. The purchase of insurance agencies utilized cash of $14.7 million and $11.6 million in the six months ended June 30, 2006 and 2005, respectively. Cash outlays for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of June 30, 2006.

Financing activities utilized cash of $36.3 million and $35.3 million in the six months ended June 30, 2006 and 2005, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 633,300 shares of its Common Stock on the open market for $25.0 million during the six months ended June 30, 2006. The Company repurchased 612,800 shares of its Common Stock for $21.8 million on the open market during the six months ended June 30, 2005. The Company is currently authorized for 2006 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of December 31, 2005, the Company had, under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $243.0 million which were due in various amounts through 2011, and no outstanding revolving credit facility borrowings, with $174.6 million available under the revolving credit facility for future borrowings.

On April 26, 2006, the Company signed a credit agreement (the Credit Agreement) with Bank of America, N.A. and other lenders which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its $240.6 million of borrowings under the Amended Credit Agreement outstanding at April 26, 2006. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at inception). In addition, the Company pays commitment fees (0.3% at inception) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. Annual payments of the outstanding principal amounts under the term loan facility will total $0.8 million in 2006, $1.0 million in 2007, $1.0 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012, and $93.2 million in 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock. In connection with the Credit Agreement, the Company deferred $1.5 million of debt issuance costs which will be amortized as additional interest expense over the term of the credit facility.

As of June 30, 2006, the Company had, under its Credit Agreement, outstanding term loans of $99.8 million which are due in various amounts through 2013, and outstanding revolving credit facility borrowings of $140.6 million with $183.5 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread.

The Company had a current ratio (current assets to current liabilities) of 1.14 to 1.00 as of June 30, 2006. Shareholders’ equity of $576.3 million at June 30, 2006, is improved from $546.3 million at December 31, 2005. The debt to equity ratio at June 30, 2006 of 0.43 to 1.00 is decreased from the ratio at December 31, 2005 of 0.46 to 1.00 due to net income and the issuance of Common Stock partially offset by Common Stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Market Risk

As of June 30, 2006, approximately 46% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

Effective January 1, 2006, the Company adopted Statement 123R and will account for the adoption using the modified-prospective method. For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. As a result of adopting Statement 123R and no longer accounting for stock-based compensation under previous accounting guidance, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were reduced by $1.6 million and $1.0 million, respectively, and for the six months ended June 30, 2006 were reduced by $3.4 million and $2.0 million, respectively. Basic and diluted net income per share were each lower for the three months and six months ended June 30, 2006 by $0.03 and $0.06, respectively, than if the Company had not adopted Statement 123R. For the 2006 year, the adoption of Statement 123R is expected to result in a decrease to net income of approximately $3.9 million ($0.11 per share), net of income taxes of $2.6 million, although it is not expected to have a significant impact on the Company’s overall cash flows or financial position.

At June 30, 2006, there was $10.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

For the six months ended June 30, 2006 and 2005, the Company recognized contingent and National Override Agreements commissions of $41.1 million and $44.7 million, respectively. Of the 2006 six month amount, 100% was from standard contingency agreements and none were from National Override Agreements. Of the 2005 six month amount, 93% was from standard contingency agreements and 7% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues; the Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers; the Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company is subject to governmental regulation which may impact operating results and/or growth; the business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation; the Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely affect the Company’s results of operations; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; and quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2006	234,500	$40.81	234,500	$37,023,000
June 2006	308,800	$38.83	308,800	$25,033,000

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 3,496 at an average price per share of $39.83.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)	The annual meeting of shareholders (the “Meeting”) of the Company was held on Tuesday, May 2, 2006.

c)	At the Meeting, the shareholders voted for the election of four (4) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2009 and until their successors are elected. The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-votes
Robert W. Fiondella	32,672,367	1,266,674	2,214,067
Robert H. Hilb	32,036,824	1,902,217	2,214,067
Julious P. Smith, Jr.	31,837,033	2,102,008	2,214,067
Martin L. Vaughan, III	31,781,485	2,157,556	2,214,067

In addition, the shareholders voted for the ratification of the appointment of Ernst & Young LLP as independent registered public accountants to audit the Company’s consolidated financial statements for the 2006 fiscal year. The results of the voting are set forth below.

	Votes For	Votes Against	Abstentions	Non-votes
Appointment of Ernst & Young LLP	33,600,533	292,633	45,875	2,214,067

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	EXHIBITS.

a) Exhibits

Exhibit No.	Document

10.1	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)

10.2	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement

10.3	2006 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company (Registrant)

Date: August 2, 2006	By:	/S/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2006	By:	/S/ MICHAEL DINKINS
Michael Dinkins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2006	By:	/S/ JOHN HAMERSKI
John Hamerski Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)

10.2	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement

10.3	2006 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350