Form 10-Q
period 2006-09-30
HILB ROGAL & HOBBS CO
filed 2006-11-01
CIK 814898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, no par value	36,167,918

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
REVENUES
Commissions and fees	$169,393	$161,119	$521,664	$499,808
Investment income	3,131	1,633	7,695	4,221
Other	641	1,739	6,014	5,834

	173,165	164,491	535,373	509,863
OPERATING EXPENSES
Compensation and employee benefits	97,776	90,742	294,890	274,597
Other operating expenses	32,430	29,893	97,023	95,423
Depreciation	2,090	2,122	6,217	6,402
Amortization of intangibles	5,571	4,783	15,376	14,197
Interest expense	4,987	4,300	14,180	12,097
Loss on extinguishment of debt	—	—	897	—
Integration costs	(243)	—	(243)	764
Regulatory charge and related costs	—	42,320	—	42,320
Severance charge	—	—	—	1,303

	142,611	174,160	428,340	447,103

INCOME (LOSS) BEFORE INCOME TAXES	30,554	(9,669)	107,033	62,760
Income tax expense (benefit)	11,486	(2,821)	41,412	26,083

NET INCOME (LOSS)	$19,068	$(6,848)	$65,621	$36,677

Net Income (Loss) Per Share:
Basic	$0.53	$(0.19)	$1.83	$1.03
Assuming Dilution	$0.53	$(0.19)	$1.81	$1.01

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	September 30, 2006	December 31, 2005
(in thousands)
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $64,068 and $54,611, respectively, of restricted funds	$241,260	$224,471
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,522 and $4,180, respectively	198,470	224,201
Other	31,024	28,887

	229,494	253,088
Prepaid expenses and other current assets	24,257	37,888

TOTAL CURRENT ASSETS	495,011	515,447
PROPERTY AND EQUIPMENT, NET	22,993	24,765
GOODWILL	667,813	625,349
OTHER INTANGIBLE ASSETS	229,177	188,645
Less accumulated amortization	65,798	50,458

	831,192	763,536
OTHER ASSETS	32,008	26,019

	$1,381,204	$1,329,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$303,597	$339,088
Accounts payable	15,503	16,150
Accrued expenses	65,160	49,618
Premium deposits and credits due customers	47,892	40,454
Current portion of long-term debt	10,530	12,511

TOTAL CURRENT LIABILITIES	442,682	457,821
LONG-TERM DEBT	256,367	251,507
DEFERRED INCOME TAXES	28,904	23,307
OTHER LONG-TERM LIABILITIES	44,811	50,875
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,122 and 35,955 shares, respectively	241,375	233,292
Retained earnings	364,884	312,040
Accumulated other comprehensive income
Unrealized gain on interest rate swaps, net of deferred tax expense of $443 and $308, respectively	665	462
Foreign currency translation adjustments	1,516	463

	608,440	546,257

	$1,381,204	$1,329,767

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2006	$233,292	$312,040	$925
Issuance of 800 shares of Common Stock	23,699
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	7,090
Income tax benefit from exercise of stock options	2,261
Payment of dividends ($0.3550 per share)		(12,777)
Derivative gain, net of tax			203
Foreign currency translation adjustments			1,053
Net income		65,621

Balance at September 30, 2006	$241,375	$364,884	$2,181

Balance at January 1, 2005	$233,785	$271,978	$1,393
Issuance of 501 shares of Common Stock	10,987
Repurchase of 613 shares of Common Stock	(21,848)
Stock-based compensation	1,848
Income tax benefit from exercise of stock options	1,863
Payment of dividends ($0.3350 per share)		(12,001)
Derivative gain, net of tax			615
Foreign currency translation adjustments			(787)
Net income		36,677

Balance at September 30, 2005	$226,635	$296,654	$1,221

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$65,621	$36,677
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	897	—
Integration costs	(243)	764
Regulatory charge and related costs	—	42,320
Severance charge	—	1,303
Depreciation	6,217	6,402
Amortization of intangibles	15,376	14,197
Stock-based compensation	7,090	1,848
Provision for losses on receivables	1,028	1,119
Provision for deferred income taxes	2,537	(3,561)
Gain on sale of assets	(3,741)	(2,791)
Income tax benefit from exercise of stock options	—	1,863
Changes in operating assets and liabilities net of effects from regulatory charge and related costs, severance charge, integration costs and insurance agency acquisitions and dispositions:
Decrease in receivables	33,192	2,445
Increase in prepaid expenses	(190)	(8,628)
Decrease in premiums payable to insurance companies	(56,255)	(8,956)
Increase (decrease) in premium deposits and credits due customers	7,438	(337)
Decrease in accounts payable	(1,911)	(2,088)
Increase (decrease) in accrued expenses	4,886	(11,140)
Decrease in regulatory charge accrual	(2,434)	—
Other operating activities	(2,168)	(71)

Net Cash Provided by Operating Activities	77,340	71,366
INVESTING ACTIVITIES
Purchase of property and equipment	(4,375)	(7,365)
Purchase of insurance agencies, net of cash acquired	(50,846)	(19,281)
Proceeds from sale of assets	7,680	5,183
Sale of investments	13,800	—
Other investing activities	1,664	536

Net Cash Used in Investing Activities	(32,077)	(20,927)
FINANCING ACTIVITIES
Proceeds from long-term debt	250,625	—
Principal payments on long-term debt	(248,323)	(9,475)
Debt issuance costs	(1,728)	(204)
Repurchase of Common Stock	(24,967)	(21,848)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	6,435	2,407
Income tax benefit from exercise of stock options	2,261	—
Dividends	(12,777)	(12,001)

Net Cash Used in Financing Activities	(28,474)	(41,121)

Increase in cash and cash equivalents	16,789	9,318
Cash and cash equivalents at beginning of period	224,471	210,470

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,260	$219,788

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

NOTE B—ACCOUNTING FOR STOCK-BASED COMPENSATION

At September 30, 2006 and 2005, the Company had three stock-based compensation plans, which are described more fully in Notes A and H to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

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

As a result of adopting Statement 123R and no longer accounting for stock-based compensation under APB 25, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were reduced by $1.8 million and $1.1 million, respectively, and for the nine months ended September 30, 2006 were reduced by $5.1 million and $3.1 million, respectively. Basic and diluted net income per share were each lower for the three months and nine months ended September 30, 2006 by $0.03 and $0.09, respectively, due to the Company’s adoption of Statement 123R.

The fair value of options granted during the nine months ended September 30, 2006 was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions: risk free rate of 4.662%; dividend yield of 1.167%; volatility factor of 0.276; and an expected life of approximately five years. The weighted average fair value per option granted for the nine months ended September 30, 2006 was $11.66.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation prior to 2006.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2005
Net income—as reported	$(6,848)	$36,677
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,519)	(4,223)

Pro forma net income	$(8,367)	$32,454

Net income per share:
Basic—as reported	$(0.19)	$1.03
Basic—pro forma	$(0.23)	$0.91
Assuming dilution—as reported	$(0.19)	$1.01
Assuming dilution—pro forma	$(0.23)	$0.89

At September 30, 2006, there was $9.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Consolidated Cash Flows. Statement 123R

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

requires the cash flows resulting from the benefits of tax deductions in excess of recognized compensation costs be reported as financing cash flows. The $2.3 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123R.

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to higher tax exempt investment income and a favorable mix of state tax rates.

NOTE D—ACQUISITIONS

During the first nine months of 2006, the Company acquired certain assets and liabilities of four insurance agencies and other accounts. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain intangible assets are not final.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2006 and 2005, the Company sold certain insurance offices, accounts and other assets resulting in gains of $3.7 million and $2.8 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $1.2 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

NOTE F—NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Numerator for basic and diluted net income (loss) per share Net Income (Loss)	$19,068	$(6,848)	$65,621	$36,677
Denominator
Weighted average shares	35,690	35,446	35,720	35,495
Effect of guaranteed future shares to be issued in connection with agency acquisitions	112	224	128	260

Denominator for basic net income (loss) per share	35,802	35,670	35,848	35,755
Effect of dilutive securities:
Employee stock options	274	—	292	288
Employee non-vested stock	129	—	129	137
Contingent stock – acquisitions	75	—	62	114

Dilutive potential common shares	478	—	483	539

Denominator for diluted net income (loss) per share - adjusted weighted average shares	36,280	35,670	36,331	36,294

Net Income (Loss) Per Share:
Basic	$0.53	$(0.19)	$1.83	$1.03
Assuming Dilution[1]	$0.53	$(0.19)	$1.81	$1.01

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

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

These pending regulatory matters relate to subpoenas issued and/or inquiries made by state attorneys general and insurance departments into, among other things, the industry’s commission payment practices. The Company has received subpoenas and/or requests for information from attorneys general and/or insurance departments in fourteen states. In addition to the original regulatory inquiries, the Company has received subsequent subpoenas and/or requests for information from certain of these states, and the Company may receive additional subpoenas and/or requests for information in the future from attorneys general and/or insurance departments of these and/or other states. The Company will continue to evaluate and monitor all such subpoenas and requests.

The current liability portion of this charge as of September 30, 2006 is $15.7 million and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2005	$20,056
Payments-legal and administrative	2,434

Balance at September 30, 2006	$17,622

NOTE H—COMMITMENTS AND CONTINGENCIES

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

MDL 1663 Class Action

In August 2004, OptiCare Health Systems Inc. filed a putative class action in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the OptiCare suit in November 2004. In December 2004, two other purported class actions were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that the OptiCare suit, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry participants, be centralized and transferred to the U.S. District Court for the District of New Jersey (District Court of New Jersey). In addition, by Conditional Transfer Order dated March 10, 2005, the Panel conditionally transferred the Lewis and Preuss cases to the District Court of New Jersey. The transfer subsequently became effective and as a result of the Panel’s transfer orders, the OptiCare,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

Lewis and Preuss cases are proceeding on a consolidated basis with other purported class action suits styled as In re: Insurance Brokerage Antitrust Litigation (MDL 1663).

On August 1, 2005, the plaintiffs in MDL 1663 filed a First Consolidated Amended Commercial Class Action Complaint (the Commercial Complaint) in the District Court of New Jersey (Civil No. 04-5184) against the Company and certain other insurance brokers and insurers. In the Commercial Complaint, the named plaintiffs purport to represent a class consisting of all persons who, between August 26, 1994 and the date on which class certification may occur, engaged the services of any one of the broker defendants or any of their subsidiaries or affiliates to obtain advice with respect to the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one of the insurer defendants. The plaintiffs allege in the Commercial Complaint, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of contingent commissions from insurers; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; that the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers; and that the defendants created centralized internal departments for the purpose of monitoring, facilitating and advancing the collection of contingent commissions, payments and other improper fees. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek monetary relief, including treble damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief; however, no actual dollar amounts have been stated as being sought.

In addition, the plaintiffs in MDL 1663 also filed on August 1, 2005 a First Consolidated Amended Employee Benefits Class Action Complaint (the Employee Benefits Complaint) in the District Court of New Jersey against the Company; Frank F. Haack & Associates, Inc.; O’Neill, Finnegan & Jordan Insurance Agency Inc.; and certain other insurance brokers and insurers. In the Employee Benefits Complaint (Civil Nos. 04-5184, et al.), the named plaintiffs purport to represent two separate classes consisting of ERISA and non-ERISA plan employees and employers, respectively, that have acquired insurance products from the defendants in connection with an employee benefit plan between August 26, 1994 and the date on which class certification may occur. The plaintiffs allege in the Employee Benefits Complaint, among other things, that the broker defendants secretly conspired with the insurer defendants to steer plaintiffs and members of the classes to the insurer defendants in exchange for undisclosed fees, including communication fees, enrollment fees, service fees, finders fees and/or administrative fees, contingent commissions and other payments, including broker bonuses, trips and entertainment, from the insurer defendants; that the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; and that the defendants entered into unlawful tying arrangements under which the broker defendants would place primary insurance contracts with insurers on the condition that the insurers use the broker defendants for placing their reinsurance coverage with reinsurance carriers. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), fraudulent misrepresentation, breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

monetary relief, including treble and punitive damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief; however, no actual dollar amounts have been stated as being sought.

The Company, along with other defendants, filed a motion to dismiss both the Commercial Complaint and the Employee Benefits Complaint. Also, on February 13, 2006, the plaintiffs filed their motions for class certification in each case. On May 5, 2006, the defendants filed their oppositions to the motions for class certification. On May 31, 2006, the plaintiffs filed a reply brief in support of their motions for class certification. The motion for class certification is fully briefed and awaiting a decision from the District Court of New Jersey.

On October 3, 2006, the District Court of New Jersey denied in part the motion to dismiss the Commercial Complaint and the Employee Benefits Complaint and ordered that plaintiffs provide supplemental information regarding each of their consolidated complaints by October 25, 2006. The District Court of New Jersey further ordered that upon receipt of this supplemental information, the District Court of New Jersey will issue a “final ruling” on the motion to dismiss plaintiffs’ claims under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d) and that on November 6, 2006, the defendants will be required to inform the District Court of New Jersey whether they intend to move to dismiss the remaining counts or alternatively to move for judgment on the pleadings or summary judgment on the remaining counts, pursuant to the Federal Rules of Civil Procedure.

The Company believes it has substantial defenses in these cases and intends to defend itself vigorously. However, due to the uncertainty of these cases, the Company is unable to estimate a range of possible loss at this time. In addition, the Company cannot predict the outcome of these cases or their effects on the Company’s financial position or results of operations.

Securities Class Action

In June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action complaint in the U.S. District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB) against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert W. Blanton, Jr. and Robert B. Lockhart. The plaintiff alleged violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. In October 2005, the appointed Lead Plaintiff filed an amended putative class action complaint. The amended complaint does not state an actual dollar amount that is being sought as damages. On April 27, 2006, an order was entered granting the defendants’ motion and dismissing the amended complaint in its entirety with prejudice. On May 23, 2006, the plaintiff appealed this order to the Fourth Circuit, U.S. Court of Appeals. The Company believes it has substantial defenses to the arguments raised by the plaintiff on appeal and intends to defend itself vigorously. However, due to the uncertainty of this appeal and any subsequent litigation of plaintiff’s claims, the Company is unable to estimate a range of possible loss at this time. In addition, the Company cannot predict the outcome of these claims or their effects on the Company’s financial position or results of operations.

Lockhart Suit

On August 18, 2006, Robert B. Lockhart filed a complaint against the Company in the Circuit Court for the County of Henrico, Virginia (Civil Action No. CL06 – 2141). The plaintiff was the Company’s former President

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

and Chief Operating Officer from August 2003 until May 25, 2005. In the complaint, the plaintiff alleges, among other things, that the Company made public statements arising out of the investigation and settlement of an action by the Connecticut Attorney General that were defamatory to the plaintiff. The plaintiff seeks a judgment against the Company in an amount not less than $30.0 million, including an award for presumed, compensatory and punitive damages, and interest and costs. On September 5, 2006, the Company filed a motion to stay the court proceedings and to compel the plaintiff to arbitrate the matters set forth in the complaint pursuant to the terms of the plaintiff’s employment agreement with the Company. On October 24, 2006, the court granted the Company’s motion to stay and determined that the matter should be submitted to arbitration. The Company denies any liability to the plaintiff and intends to vigorously defend the allegations contained in this complaint. However, due to the uncertainty of this suit and any subsequent arbitration, the Company is unable to estimate a range of possible loss at this time. In addition, the Company cannot predict the outcome of this suit or its effects on the Company’s financial position or results of operations.

Bensley Class Action

In May 2005, Bensley Construction, Inc. (Bensley Construction) filed a putative class action in the Superior Court of the Commonwealth of Massachusetts (Case No. ESCV2005-00277) against the Company and certain large commercial insurers and brokers. In the amended complaint, the plaintiff alleges, among other things, that the broker defendants entered into contingent commission agreements with the insurer defendants without disclosing the existence and/or terms of the agreements to clients to whom the defendants owed a fiduciary duty and that certain of the defendants engaged in a bid-rigging and customer allocation scheme to maximize their revenues under the contingent commission agreements. The plaintiff alleges breach of fiduciary duty, unjust enrichment, aiding and abetting breaches of fiduciary duty, breach of contract and breach of implied covenant of good faith and fair dealing. The plaintiff seeks monetary damages for each member of the class in an amount not to exceed $74,999 per class member, costs and other relief. The case does not state an actual dollar amount that is being sought in total for all damages, costs and other relief. The defendants removed the case to federal court and it was transferred to the U.S. District Court for the District of New Jersey to be consolidated with the other cases that comprise MDL 1663. On June 22, 2006, Bensley Construction filed a Notice of Voluntary Dismissal with the U.S. District Court for the District of New Jersey, voluntarily dismissing Bensley Construction’s claims in this matter with prejudice.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

repay its outstanding borrowings under the Amended Credit Agreement. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at September 30, 2006). In addition, the Company pays commitment fees (0.3% at September 30, 2006) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. Annual payments of the outstanding principal amounts under the term loan facility will total $0.8 million in 2006, $1.0 million in 2007, $1.0 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012, and $93.2 million in 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of common stock.

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

NOTE J—ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its financial position and results of operations.

NOTE K—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former President and Chief Operating Officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement. See “Note H – Commitments and Contingencies” concerning a complaint subsequently filed by Mr. Lockhart against the Company.

NOTE L—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. There were no new integration costs for the nine-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2006

(UNAUDITED)

month period ended September 30, 2006. The Company recognized integration costs of $0.8 million and a related income tax benefit of $0.3 million for the first nine months of 2005. This amount represented facility and lease termination costs. In the 2006 third quarter, the Company reduced the accrual for the previously recognized integration costs by $0.2 million due to new factors regarding a lease termination. The income tax effect related to the accrual reduction was $0.1 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 2006

Revenues for the 2006 third quarter were $173.2 million, an increase of $8.7 million, or 5.3%, over prior year performance of $164.5 million. This increase was primarily driven by acquisitions, improved organic growth, and higher investment income, partially offset by continuing property and casualty premium rate declines and dispositions.

Commissions and fees were $169.4 million, an increase of $8.3 million, or 5.1%, over prior year performance of $161.1 million. The commissions and fees impact from 2006 and 2005 acquisitions, primarily Thilman & Filippini, L.L.C. and Zutz Associates, Inc., was $6.4 million. The commissions and fees impact from 2006 and 2005 dispositions was $2.7 million. The remaining increase is primarily attributed to net new business production, partially offset by continuing rate declines and a $1.0 million reduction in contingent commissions. Commercial property and casualty premium rate declines are believed to approximate 5.3% based upon a 2006 third quarter Council of Insurance Agents and Brokers survey.

Due to a higher interest rate environment and an increase in average cash balances, the Company had $1.5 million higher investment income, which was partially offset by higher interest expense. Other income decreased primarily due to one-time gains on the sale of insurance accounts in the third quarter of 2005.

The expenses for the third quarter of 2006 were $142.6 million, a decrease of $31.6 million, or 18.1%, from the 2005 comparable period of $174.2 million. This decrease resulted primarily from the Company’s 2005 regulatory charge mainly related to the Company’s settlement with the Attorney General of the State of Connecticut. Excluding the effect of the 2005 regulatory charge, expenses increased $10.8 million, or 8.2%, from the prior year third quarter. This increase primarily reflects higher compensation and benefits costs and other operating expenses in 2006.

Compensation and benefits increased $7.0 million primarily due to acquisitions of insurance agencies, the new accounting treatment for stock-based compensation, and higher revenue production. These increased balances are partially offset by the impact of divestitures. The new accounting treatment for stock-based compensation resulted in $1.8 million of additional compensation expense for the 2006 third quarter. See “New Accounting Pronouncements” for additional information on the impact of this item.

Other operating expenses increased $2.5 million primarily due to higher legal, compliance, and claims expenditures and increased travel and meeting expenses for the third quarter. Legal, compliance, and claims expenses increased primarily due to higher legal costs associated with proceedings on the Company’s class action suits and an unfavorable development on a contractual dispute from a previous year. Increased travel and meeting expenditures primarily reflect sales and customer related meetings and training.

The 2006 third quarter operating expenses included a $0.2 million reassessment of prior year lease termination charges related to the integration of Hobbs Group, LLC. In addition, the 2005 third quarter operating expenses included a $42.3 million regulatory charge primarily related to the Company’s settlement with the Attorney General of the State of Connecticut. The settlement provides for a $30 million national fund for distribution to HRH’s clients who elect to participate in the fund. The regulatory charge also included related legal and administrative costs and estimated costs for related pending regulatory matters. For more information on this charge, see “Note G—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased approximately $0.8 million due primarily to intangible assets acquired in 2006 and 2005 acquisitions. Interest expense increased $0.7 million because of the higher interest rate environment. As of September 30, 2006, approximately 44% of the Company’s debt is effectively fixed rate.

The Company’s overall tax rate for the 2006 third quarter was 37.6% compared to 29.2% for the comparable 2005 period. The 2006 rate was higher primarily due to certain non-deductible items in the 2005 regulatory charge, partially offset by reduced taxes from increased tax-exempt investment income and a favorable mix of state tax rates.

Net income for the 2006 third quarter was $19.1 million, or $0.53 per share, compared with a net loss of $(6.8) million, or $(0.19) per share, for the comparable period last year. Net income for the 2006 quarter included integration costs, net of tax, of $(0.1) million, or $(0.01) per share. Net loss for the 2005 quarter included a regulatory charge and related costs, net of tax, of $26.3 million, or $0.73 per share.

Nine Months Ended September 30, 2006

Revenues for the first nine months of 2006 were $535.4 million, an increase of $25.5 million, or 5.0%, over prior year performance of $509.9 million. This increase was primarily driven by improved organic growth, acquisitions, and increased investment income, partially offset by continuing property and casualty premium rate reductions and dispositions.

Commissions and fees were $521.7 million, an increase of $21.9 million, or 4.4%, over prior year performance of $499.8 million. The commissions and fees impact from 2006 and 2005 acquisitions was $13.7 million. The commissions and fees impact from 2006 and 2005 dispositions was $7.4 million. The remaining growth was influenced by the same factors noted in the third quarter, partially offset by a $4.6 million reduction in contingent commissions for the year-to-date period.

The Company had a $3.5 million increase in investment income over the prior year period due to the same factors noted in the third quarter.

Expenses for the first nine months of 2006 were $428.3 million, a decrease of $18.8 million, or 4.2%, over the 2005 comparable period of $447.1 million. This decrease resulted primarily from the 2005 regulatory charge previously noted for the 2005 third quarter. Excluding the effect of the 2005 regulatory charge, expenses increased $23.6 million, or 5.8%, from the prior year period. This increase primarily resulted from higher compensation and benefits costs in 2006.

Compensation and benefits increased $20.3 million primarily due to the acquisitions of insurance agencies, new accounting treatment for stock-based compensation, increased revenue production, and the impact of continued investment in sales and service talent, partially offset by the impact of divestitures. The new accounting treatment for stock-based compensation resulted in $5.1 million of additional compensation expense.

Other operating expenses increased $1.6 million due to higher promotional, travel and meeting expenses, operating expenses from acquired agencies, and other miscellaneous charges. Consistent with the third quarter results, the increase in promotional, travel and meeting expenses primarily reflects sales and customer related meetings and training. Lower legal, compliance and claims expenditures for the first nine months of 2006 period partially offset these increased costs. Legal, compliance and claims expenditures in 2005 include $4.2 million of insurance recoveries received on contested claims. Excluding the effect of these 2005 insurance recoveries, the 2006 year-to-date decrease in legal, compliance and claims expenditures was $7.0 million.

The operating expenses in the first nine months of 2006 included a debt extinguishment loss of $0.9 million and the $0.2 million reassessment of prior year integration costs noted for the 2006 third quarter. The debt extinguishment loss is associated with the Company’s entry into a new credit agreement in April 2006. The charge represents financing costs previously deferred in connection with the financing of the Company’s former credit agreement and certain lending fees paid in obtaining the Company’s new credit facility. See “Liquidity and Capital Resources” for more information on the debt extinguishment loss. As previously noted, the 2005 third quarter operating expenses included a $42.3 million regulatory charge. The comparable 2005 period operating expenses also included a $1.3 million severance charge and $0.8 million of integration costs. The severance charge represented estimated payments due to the Company’s former President and Chief Operating Officer under the terms of his employment agreement. Integration costs represented facility and lease termination costs associated with the integration of Hobbs Group, LLC.

Depreciation expense decreased $0.2 million when compared to the prior year period. Amortization of intangibles increased approximately $1.2 million due primarily to intangible assets acquired in 2006 and 2005 acquisitions. Interest expense increased $2.1 million because of the higher interest rate environment.

The Company’s overall tax rates for the first nine months of 2006 and 2005 respectively, were 38.7% and 41.6%. The 2006 rate was lower primarily due to higher tax-exempt investment income and a favorable mix of state tax rates.

Net income for the first nine months of 2006 was $65.6 million, or $1.81 per share, compared with $36.7 million, or $1.01 per share, for the comparable 2005 period. Net income for the 2006 period included integration costs, net of tax, of $(0.1) million, or $(0.01) per share, and a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share. Net income for the 2005 period included a regulatory charge, net of tax, of $26.3 million, or $0.73 per share, a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share.

Other

For the three months ended September 30, 2006, net income as a percentage of revenues were relatively consistent with that from the three months ended June 30, 2006. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2006 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2006.

Liquidity and Capital Resources

Net cash provided by operations totaled $77.3 million and $71.4 million for the nine months ended September 30, 2006 and 2005, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $4.4 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. The purchase of insurance agencies utilized cash of $50.8 million and $19.3 million in the nine months ended September 30, 2006 and 2005, respectively. Cash expenditures for such insurance agency acquisitions have been primarily funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. The Company did not have any material capital expenditure commitments as of September 30, 2006.

Financing activities utilized cash of $28.5 million and $41.1 million in the nine months ended September 30, 2006 and 2005, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 633,300 shares of its Common Stock on the open market for $25.0 million during the nine months ended September 30, 2006. The Company repurchased 612,800 shares of its Common Stock on the open market for $21.8 million during the nine months ended September 30, 2005. The Company is currently authorized for 2006 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

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

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at September 30, 2006). In addition, the Company pays commitment fees (0.3% at September 30, 2006) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. Annual payments of the outstanding principal amounts under the term loan facility will total $0.8 million in 2006, $1.0 million in 2007, $1.0 million in 2008, $1.0 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012, and $93.2 million in 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock. In connection with the Credit Agreement, the Company deferred $1.5 million of debt issuance costs which will be amortized as additional interest expense over the term of the credit facility.

As of September 30, 2006, the Company had, under its Credit Agreement, outstanding term loans of $99.5 million which are due in various amounts through 2013, and outstanding revolving credit facility borrowings of $150.6 million with $173.5 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread.

The Company had a current ratio (current assets to current liabilities) of 1.12 to 1.00 as of September 30, 2006. Shareholders’ equity of $608.4 million at September 30, 2006, is improved from $546.3 million at December 31, 2005. The debt to equity ratio at September 30, 2006 of 0.42 to 1.00 is decreased from the ratio at December 31, 2005 of 0.46 to 1.00 due to net income and the issuance of Common Stock partially offset by Common Stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Market Risk

As of September 30, 2006, approximately 44% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

New Accounting Pronouncements

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

Effective January 1, 2006, the Company adopted Statement 123R and will account for the adoption using the modified-prospective method. For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. As a result of adopting Statement 123R and no longer accounting for stock-based compensation under previous accounting guidance, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were reduced by $1.8 million and $1.1 million, respectively, and for the nine months ended September 30, 2006 were reduced by $5.1 million and $3.1 million, respectively. Basic and diluted net income per share were each lower for the three months and nine months ended September 30, 2006 by $0.03 and $0.09, respectively, than if the Company had not adopted Statement 123R. For the 2006 year, the adoption of Statement 123R is expected to result in a decrease to net income of approximately $4.0 million ($0.11 per share), net of income taxes of $2.6 million, although it is not expected to have a significant impact on the Company’s overall cash flows or financial position.

At September 30, 2006, there was $9.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

For additional information on the adoption of Statement 123R, see “Note B-Accounting for Stock-Based Compensation” of Notes to Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its financial position and results of operations.

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

For the nine months ended September 30, 2006 and 2005, the Company recognized contingent and National Override Agreements commissions of $43.0 million and $47.6 million, respectively. Of the 2006 nine month amount, 100% was from standard contingency agreements and none were from National Override Agreements. Of the 2005 nine month amount, 93% was from standard contingency agreements and 7% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in four purported class actions brought against a number of brokers in the insurance industry and one purported securities class action. For information on industry and other litigation, see “Note H-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period. Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	No purchases of Common Stock occurred in the third quarter of 2006 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 3,752 at an average price per share of $40.56.

Item 6.	EXHIBITS.

a)	Exhibits

Exhibit No.	Document

10.1	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company (Registrant)

Date November 1, 2006	By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date November 1, 2006	By:	/s/ Michael Dinkins
Michael Dinkins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date November 1, 2006	By:	/s/ John Hamerski
John Hamerski Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350