Form 10-K
period 2006-12-31
HILB ROGAL & HOBBS CO
filed 2007-03-16
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006

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

$1,277,956,000 as of June 30, 2006

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, no par value	36,505,236

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS.

The Company

Hilb Rogal & Hobbs Company serves as an insurance and risk management intermediary between its clients and insurance companies that underwrite client risks. With offices located throughout the United States and in London, England as well as South Africa, Russia and Australia, the Company assists clients in managing their risks in areas such as property and casualty, employee benefits and other areas of specialized exposure.

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

Restatement and 2003 Intangible Asset Impairment

In 2006, the Company’s management reexamined its segment evaluation analysis in response to an SEC review comment and determined that, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, Domestic Retail and Excess and Surplus, with the remaining profit centers combined as an All Other category for the years ended December 31, 2006, 2005 and 2004. For further information, see “Note R—Segment Information” of Notes to Consolidated Financial Statements included in Item 8. In 2007, the Company expects to report an additional segment, International, due to the Company’s recent acquisition of Glencairn Group Limited (Glencairn), which has expanded the Company’s foreign operations.

In connection with its review of segment reporting, the Company’s management concluded that a reevaluation of the application of certain impairment testing provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), was appropriate. On February 21, 2007, the Company announced that it was restating previously filed financial statements to reflect a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements. For further information concerning the background of the restatements and the specific adjustments made on an annual basis, see Item 6—Selected Financial Data and “Note B—Restatements of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements included in Item 8.

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

Insurance commissions (and fees in lieu of commission) accounted for approximately 95% of the Company’s total revenues in 2006. The Company also advises clients on risk management and employee benefits and provides claims management and loss control consulting services, on an unbundled basis, to clients, which contributed approximately 3% of revenues in 2006.

The Company’s offices typically act as agents representing a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Offices, with the support of national resources, are staffed to handle the broad variety of insurance needs of their clients. The Company also markets excess and surplus lines insurance, reinsurance and specialty programs through excess and surplus lines agencies and its Managing General Agencies/Underwriters (MGA/MGU) to its own offices and other intermediaries.

As noted above in “Restatement,” the Company’s operations currently consist of two reportable segments, Domestic Retail and Excess and Surplus, and an All Other category. The Company’s Domestic Retail segment consists of (i) six United States regional operating units which oversee offices and (ii) coordinated national resources providing marketing and specialized industry or product expertise. The segment’s focus includes risk areas such as property and casualty, employee benefits and personal lines. The coordinated national resources are available as needed to offices, without regard to geographic boundaries, to further enhance service capacity to larger and more complex clients. These national resources supplement the offices with specialized skills in claims management, loss control, and complex risk areas such as aviation, complex property, marine, executive risk, construction and environmental. The regional operating units provide certain administrative services including communication, leadership, management and coordination of resources among local offices, carrier relationship management and financial supervision. The purpose of these regional services is to focus the resources and efforts of local offices on overall client service which includes account retention, new business production and more timely responses to client needs. By managing and coordinating complementary resources, the Domestic Retail segment enables each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. The six U.S. regions are the Mid-Atlantic (Delaware, Maryland, Ohio, Pennsylvania and Virginia); Northeast (Connecticut, Maine, Massachusetts, New Hampshire, New Jersey and New York); Southeast (Alabama, Florida, Georgia and Tennessee); Central (Kansas, Oklahoma and Texas); West (Arizona, California, Colorado, Nevada, Oregon and Wyoming) and the Midwest (Illinois, Michigan, Nebraska and Wisconsin). At times, operations have been streamlined by merging multiple locations in the same city or state into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

The Excess and Surplus segment has operating units specializing in excess and surplus lines brokerage (California, Florida, Illinois and Texas). The All Other category has operating units with a focus towards MGA/MGU business (Connecticut and Vermont) and reinsurance brokerage (London, England with sales offices in Australia, Russia and South Africa).

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

The Company believes that a key to its success has been a strong emphasis on client service by experienced personnel with established community relations. The Company’s offices are largely decentralized with respect to client solicitation, account maintenance, underwriting decisions and selection of insurance companies, but are supplemented by coordinated national resources in areas of insurance specialization. The Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters to allow the sales and support personnel to focus on business production and retention. Accounting records and systems are maintained at each office, but the Company requires each office to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit offices and monitor compliance with internal accounting controls and procedures.

The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with whom the offices place their clients’ insurance. In some cases, the Company is compensated by a fee paid directly by the client. The Company typically acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee benefits insurance. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative services. See “Note R—Segment Information” of Notes to Consolidated Financial Statements in Item 8 of this report for additional information on revenue by line of business. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

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

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion, of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2006, the largest single client accounted for approximately 0.6% of the Company’s total revenues.

Industry Regulatory Matters

The Company and certain other companies in the insurance intermediary industry have been subject to investigations and inquiries by various governmental authorities regarding business practices and broker compensation arrangements. On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note N-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements in Item 8 of this report. Following is additional information regarding governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements.

On October 14, 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. On March 4, 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with the conduct of its placement of insurance business. Marsh and Aon each entered into settlement agreements with the NYAG and certain state regulators in January 2005 and March 2005, respectively. On April 8, 2005, Willis Group Holdings Limited, Willis North America Inc. and Willis of New York, Inc. (collectively Willis) entered into an agreement with the NYAG and the New York state insurance regulator to resolve issues related to investigations of its business practices conducted by the NYAG and the state regulator. On May 18, 2005, Arthur J. Gallagher & Co. and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., (collectively Gallagher), entered into an Assurance of Voluntary Compliance with the Attorney General of the State of Illinois and the Illinois state insurance regulator to resolve issues related to investigations of its business practices conducted by the Illinois regulators.

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

For 2006, 2005 and 2004, the Company recognized contingent and National Override Agreements commissions of $44.2 million, $48.5 million and $42.4 million, respectively. All of the 2006 amount was from standard contingency agreements. Of the 2005 amount, 94% was from standard contingency agreements and 6% was from National Override Agreements. Of the 2004 amount, 81% was from standard contingency agreements and 19% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

State attorneys general and insurance departments have issued subpoenas and/or made inquiries into, among other things, the industry’s commission payment practices. The Company has received subpoenas and/or requests for information from attorneys general and/or insurance departments in fourteen states. In addition to the original regulatory inquiries, the Company has received subsequent subpoenas and/or requests for information from certain of those states, and the Company may receive additional subpoenas and/or requests for information in the future.

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry and a purported securities class action. For information on industry litigation, see Part I, Item 3—Legal Proceedings.

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

Since 1997, the Company’s acquisition program has been focused on independent intermediaries that fit into the Company’s current operating models and strategic plans, targeting entities that strengthen its segments and middle-market and major account positions or add to its specialty lines of business and increase its range of services.

The Company has substantial experience in acquiring insurance agencies. Generally, each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company generally requires that the principals and key employees be subject to restrictive covenants. Once the acquisition is consummated, the Company takes steps to introduce its procedures and to integrate the agency’s systems and employees into the Company.

Competition

The Company participates in a very competitive industry. Competition is primarily based on expertise, relationships, service and price. The Company is the eighth largest insurance and risk management intermediary firm in the United States serving a wide variety of clients through its offices located in 29 states. Many of the Company’s competitors are larger and have greater resources than the Company and operate on an international scale. Four of these competitors are significantly larger, having more than double the commissions and/or fee revenues of the Company.

In some office locations, because no major national insurance broker has established a presence, the Company competes with local agents and private, regional firms, some of which may be larger than the Company’s local office.

The Company is also in competition with certain insurance companies that write insurance directly for their clients, the banking industry, as well as self-insurance and other employer-sponsored programs.

Employees

As of December 31, 2006, the Company had approximately 3,700 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

The Company’s operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally such authorities are vested with general discretion as to the issuance, renewal and revocation of licenses and approvals.

Ownership of Insurers and Reinsurers

Except for Theodore L. Chandler, Jr., Robert W. Fiondella, and Anthony F. Markel, no executive officer or director of the Company has greater than $1,000,000 of ownership interest in an insurance or reinsurance company. Mr. Chandler’s interest is in Landamerica Financial Group, Inc. Mr. Fiondella’s interest is in The Phoenix Companies, Inc. Mr. Markel’s interest is in Markel Corporation.

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

The integration of an acquisition may involve a number of factors that may affect the Company’s operations. These factors include diversion of management’s attention, difficulties in the integration of acquired operations and retention of personnel, entry into unfamiliar markets, unanticipated problems or legal liabilities, and tax and accounting issues. Furthermore, once the Company has integrated an acquired insurance agency, the agency may not achieve levels of revenue, profitability, or productivity comparable to existing locations, or otherwise perform as expected. The failure to integrate one or more acquired agencies so that they achieve expected performance goals may have an adverse effect on the Company’s results of operations and financial condition.

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

Errors and omissions claims could include, for example, the failure of Company employees, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. Errors and omissions claims against the Company may allege its potential liability for all or part of the amounts in question. It is not always possible to prevent and detect errors and omissions, and the precaution taken by the Company may not be effective in all cases.

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

Costs incurred related to investigations, private litigation and class actions are uncertain and difficult to predict. In addition to routine litigation and disclosed investigations, the Company has been named as a defendant in one purported class action brought against a number of brokers in the insurance industry and one purported securities class action. The final outcome of these matters and similar matters, and related costs, cannot be determined. An unfavorable resolution to these matters could adversely impact the Company’s results of operations.

A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company.

At December 31, 2006, the Company had $241.0 million of consolidated debt outstanding and $193.5 million available under its revolving credit facility for future borrowings. A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company’s borrowing costs and financial flexibility.

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

The Company’s operating results could be adversely affected if the value of intangible assets is not fully realized.

The Company’s total assets at December 31, 2006 reflect goodwill and other intangible assets (net) of approximately $637 million and $149 million, or 44% and 10% of total assets, respectively. There can be no assurance that such goodwill or intangible assets will be realizable. The Company evaluates, on a periodic basis, whether the carrying value of these assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. Any event or change in circumstances leading to a future determination requiring additional write-offs of a significant portion of these assets could adversely affect the Company’s results of operations.

The Company’s financial reporting could be impacted by unanticipated responses from the SEC regarding completion of its review of the Company.

The Company is cooperating with the SEC to resolve open comments from the SEC’s review of the Company’s financial statements. In addition, the Company is prepared to address any questions from the SEC regarding the Company’s recent prior period restatement for an intangible asset impairment charge, primarily related to goodwill. Although the Company believes it has preliminarily resolved its open comments with the SEC, the Company’s financial reporting including reported results and disclosures could be impacted depending on the SEC’s final response to information provided by the Company.

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

The Company leases its corporate office in Glen Allen, Virginia. The Company’s subsidiaries also conduct their business operations from leased office space in various states where located. Information on the Company’s lease commitments is incorporated by reference to the material contained in “Note H-Leases” of Notes to Consolidated Financial Statements included in Item 8 of this report. The Company believes that its properties are in good condition and are suitable and adequate for its purposes.

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

Information on the Company’s material legal proceedings is incorporated by reference to the material contained in “Note Q—Commitments and Contingencies” of Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:

Martin L. Vaughan, III, 59, has been Chairman and Chief Executive Officer since May 2003. He has been a Director of the Company since 1999. Prior thereto, he was President of the Company from 2000 to 2003 and Chief Operating Officer from 1999 to 2003. He was President and Chief Executive Officer of American Phoenix Corporation from 1990 to 1999.

F. Michael Crowley, 55, has been President since September 2005. He was Executive Vice President, National Director for Property and Casualty from 2004 to 2005. Prior thereto, he was Vice Chairman of Palmer & Cay, Inc. from 2002 to 2004 and President and Chief Operating Officer of Palmer & Cay, Inc. from 1998 to 2002.

Michael Dinkins, 52, has been Executive Vice President and Chief Financial Officer since October 2005. Prior thereto, he was Vice President-Global Control and Reengineering of Guidant Corporation from 2004 to 2005; Vice President and Chief Financial Officer of Worldwide Customer Services Operations for NCR Corporation from 2002 to 2004; and Chairman, President and Chief Executive Officer of Access Worldwide Communications from 1999 to 2002.

Timothy J. Korman, 54, has been Executive Vice President, Finance and Administration since 1997 and was a Director of the Company from 1999 to 2005. He is a first cousin of Robert S. Ukrop, a Director of the Company.

Walter L. Smith, 49, has been Senior Vice President, Business Practices and Quality Assurance since October 2005. He has been Senior Vice President of the Company since 2001. He has been Secretary of the Company since 1998. He was General Counsel of the Company from 1988 to 2005. He was Vice President from 1991 to 2001 and he was Assistant Secretary of the Company from 1989 to 1998.

Frank H. Beard, 59, has been Vice President, National Director of Property and Casualty since November 2005. Prior thereto, he was Managing Director of Risk Practices and Carrier Relations for Wachovia from May to November 2005 and Executive Vice President for Palmer & Cay, Inc. from 1999 to May 2005.

William L. Chaufty, 54, has been Vice President since 1998. He has been Director of the Central Region since 1997 and was President of Hilb Rogal & Hobbs of Oklahoma from 1989 to 2000.

William F. Creedon, 46, has been Vice President and Director of the West Region since February 2006. Prior thereto, he was President of Hilb Rogal & Hobbs of Colorado, Inc. from 2002 to 2006. He was an Executive Vice President with Hobbs Group, LLC from 1996 to 2002.

Steven C. Deal, 53, has been Vice President since 1998. He has been Director of the Mid-Atlantic Region since 2000. He was National Director of Select Commercial Operations from 1997 until 2000 and National Director of Personal Lines from 1998 until 2000. He has also been Chairman of Hilb Rogal & Hobbs of Virginia, Inc. since 1997. He was President of this subsidiary from 1990 to 1997.

Karl E. Manke, 60, has been Vice President, National Director, Select and Personal Lines since 2003. Prior thereto, he was Vice President, Marketing and Sales Development from 1999 to 2003.

John P. McGrath, 49, has been Vice President and Director of the Midwest Region since November 2003. He was Senior Vice President—Business and Product Development from 1999 to 2003 and was Vice President from 1998 to 1999. He was Director of the Mid-Atlantic Region from 1995 to 2000 and President and Chief Executive Officer of Hilb Rogal & Hobbs of Pittsburgh, LLC from 1993 to 1998.

Robert S. O’Brien, 51, has been Vice President, National Director of Production and Sales Development since August 2003. Prior thereto, he was Senior Vice President of Marketing for Hobbs Group, LLC from 2002 to 2003, Vice President of Marketing from 2001 to 2002 and Vice President of Market Integration from 2000 to 2001.

J. Thomas Stiles, 55, has been Vice President and Director of the Southeast Region since June 2004. Prior thereto, he was a Senior Vice President of Hobbs Group, LLC from 1997 to 2004.

Henry N. Watkins, Jr., 48, has been Vice President and Director of the Northeast Region since November 2005. He was President of Hilb Rogal & Hobbs of Connecticut, LLC from 2003 until 2005. He was a Senior Vice President of this subsidiary from 2002 to 2003. Prior thereto, he was a Senior Vice President with Marsh & McLennan from 2000 to 2002.

John Hamerski, 55, has been Vice President, Controller since January 2006. Prior thereto, he was Vice President and Chief Financial Officer of Inyx, Inc. from April 2005 to December 2005. During 2004 and 2005, he performed several consulting assignments including a project for Inyx, Inc. From 1999 to 2004, he was Executive Vice President and Chief Financial Officer of Access Worldwide Communications, Inc.

A. Brent King, 38, has been General Counsel since October 2005. He has been Vice President and Assistant Secretary since 2001. He was Associate General Counsel from 2001 to 2005. Prior thereto, he was an attorney at Williams Mullen from 1994 to 2001.

All officers serve at the discretion of the Board of Directors and, to the extent provided for in the Company’s bylaws, the Chairman of the Board. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 1, 2007, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange (NYSE) under the symbol “HRH”. As of December 31, 2006, there were 505 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2006
March 31	$41.50	$37.45	$0.115
June 30	41.88	35.60	0.12
September 30	43.74	36.06	0.12
December 31	45.44	39.10	0.12

2005
March 31	$36.48	$32.65	$0.105
June 30	38.20	33.35	0.115
September 30	38.08	31.91	0.115
December 31	39.89	36.00	0.115

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

Certain financial covenant ratios in the Company’s current credit facility limit the payment of cash dividends and other distributions on the Common Stock of the Company. Limitations imposed by the current and predecessor credit facilities have not restricted the Company’s ability to pay dividends in prior years.

(c) No purchases of Common Stock occurred in the fourth quarter of 2006 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the fourth quarter of 2006 relating to the plans was 4,124, at an average price per share of $42.49.

Performance Graph

The following performance graph compares the Company’s cumulative total shareholder return on its Common Stock, assuming reinvestment of dividends, with the cumulative total return on the published Standard & Poor’s 500 Index and the cumulative total return on the Company-constructed composite industry index, consisting of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown, Inc., Hub International Limited, Marsh & McLennan Cos., Inc., U.S.I. Holdings Corporation and Willis Group Holdings Limited, over the five year period ended December 31, 2006. The Company selected the businesses in the composite industry index in its good faith belief that these other public companies are most similar to the Company’s insurance agency business.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected Financial Data

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements and the related notes included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. The selected statement of consolidated income data set forth below for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002, are derived from our consolidated financial statements.

	Year Ended December 31,
	2006[2]	2005[1]	2004[1]	2003[1]	2002
(In thousands, except per share amounts)		(Restated)	(Restated)	(Restated)
Statement of Consolidated Income Data:[1,2,3,6]
Core commissions and fees[4]	$651,885	$609,467	$567,293	$514,944	$421,533
Contingent commissions	44,156	48,545	42,367	40,788	25,140
Investment income	10,506	6,581	3,176	3,151	2,439
Other	4,298	9,292	6,767	4,764	3,614

Total revenues	710,845	673,885	619,603	563,647	452,726

Compensation and employee benefits[2]	397,323	365,481	333,057	302,760	245,405
Other operating expenses	123,304	127,702	112,274	97,358	80,308
Depreciation	8,268	8,410	8,693	9,082	7,771
Amortization of intangibles	21,516	18,755	13,848	9,828	5,320
Interest expense	18,368	16,243	10,288	10,429	10,665
Loss on extinguishment of debt	897	—	1,557	—	—
Integration costs	(243)	764	1,909	4,094	—
Regulatory charge and related costs[5]	—	42,320	—	—	—
Severance charge	—	1,303	—	—	—
Intangible asset impairment charge[1]	—	—	—	45,004	—
Retirement benefit	—	—	—	5,195	—

Total operating expenses	569,433	580,978	481,626	483,750	349,469

Income before income taxes and cumulative effect of accounting change	141,412	92,907	137,977	79,897	103,257

Income taxes	54,381	36,707	56,563	36,796	42,082

Income before cumulative effect of accounting change	87,031	56,200	81,414	43,101	61,175
Cumulative effect of accounting change, net of tax[4]	—	—	—	—	3,944

Net Income	$87,031	$56,200	$81,414	$43,101	$65,119

Net Income per Share—Basic:
Income before cumulative effect of accounting change[1]	$2.42	$1.57	$2.27	$1.25	$2.09
Cumulative effect of accounting change, net of tax[4]	—	—	—	—	0.14

Net Income[1]	$2.42	$1.57	$2.27	$1.25	$2.23

Net Income per Share—Assuming Dilution:
Income before cumulative effect of accounting change[1]	$2.39	$1.55	$2.23	$1.19	$1.89
Cumulative effect of accounting change, net of tax[4]	—	—	—	—	0.12

Net Income[1]	$2.39	$1.55	$2.23	$1.19	$2.01

Weighted average shares outstanding:
Basic	35,895	35,756	35,833	34,595	29,240
Assuming Dilution	36,369	36,314	36,493	36,304	32,876

Dividends paid per share	$0.4750	$0.4500	$0.4075	$0.3675	$0.3575

Consolidated Balance Sheet Data:[1,6]
Intangible assets, net[1]	$785,654	$718,532	$712,938	$569,242	$441,973
Total assets[1]	1,438,147	1,284,763	1,232,995	1,004,223	833,024
Long-term debt, less current portion	231,957	251,507	265,384	174,012	177,151
Other long-term liabilities including deferred income taxes[1]	76,170	61,031	51,034	27,264	20,324
Total shareholders’ equity[1]	603,369	514,404	475,303	402,414	310,648

(1)	The Company has restated its Statement of Consolidated Income for the year ending December 31, 2003 and its Consolidated Balance Sheet as of December 31, 2005, 2004 and 2003 as a result of an intangible asset impairment charge previously not recorded. See Note B of the Notes to Consolidated Financial Statements for information regarding the restatement of previously issued consolidated financial statements.
(2)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In accordance with the provisions of this standard, the Company elected to adopt the standard using the modified-prospective method. See Note C of Notes to Consolidated Financial Statements for informaion.
(3)	See Note L of Notes to Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information. The Company consummated six purchase acquisitions in both 2003 and 2002.
(4)	Effective January 1, 2002, the Company changed its method of accounting for commissions on premiums billed and collected directly by insurance carriers on its middle-market property and casualty business.
(5)	The Company recorded a regulatory charge representing the Connecticut settlement, related legal and administrative costs, and estimated costs for related pending regulatory matters. See Note N of Notes to Consolidated Financial Statements for information.
(6)	Certain amounts for the prior years have been reclassified to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The income of an insurance and risk management intermediary such as the Company is principally derived from commissions earned, which are generally percentages of premiums placed with insurance underwriters. Premium pricing within the insurance underwriting industry has been cyclical, varied by region and has displayed a high degree of volatility based on prevailing economic and competitive conditions. Increases and decreases in underlying premium rates may result directly in revenue changes to the Company. From 1987 until 1999, the property and casualty insurance industry had been in a “soft market;” however, beginning in 2000, the industry experienced a firming of commercial premium rates which continued through 2002. In 2003, the industry observed more moderate increases in commercial premium rates. Beginning in the second quarter of 2004, the industry began to observe another softening in property and casualty premium rates which has continued through 2006. In addition, the level of contingent commissions received by the Company, which is based upon the application of certain factors, including profitability of the business, premium growth, total premium volume or some combination of these factors, is subject to annual fluctuations and cannot be reasonably predicted. The Company’s 2006 revenues have increased primarily due to net new business and acquisitions, partially offset by lower contingent commissions. The reduction in contingent commission payments can be attributed to the factors noted above and the elimination of national override commissions as a result of recent industry regulatory matters (see “Contingent and National Override Agreements Commissions” for additional discussion). Management cannot predict the timing or extent of contingent commissions or premium pricing changes due to market conditions or their effects on the Company’s results of operations in the future.

Restatement and 2003 Intangible Asset Impairment

In 2006, the Company’s management reexamined its segment evaluation analysis in response to an SEC review comment and determined that, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two reportable segments, Domestic Retail and Excess and Surplus, with the remaining profit centers combined as an All Other category for the years ended December 31, 2006, 2005 and 2004. For further information, see “Note R—Segment Information” of Notes to Consolidated Financial Statements included in Item 8. In 2007, the Company expects to report an additional segment, International, due to the Company’s recent acquisition of Glencairn, which has expanded the Company’s foreign operations.

In connection with its review of segment reporting, the Company’s management concluded that a reevaluation of the application of certain impairment testing provisions of Statement 142 was appropriate. On February 21, 2007, the Company announced that it was restating previously filed financial statements to reflect a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements. For further information concerning the background of the restatements and the specific adjustments made on an annual basis, see Item 6—Selected Financial Data and “Note B—Restatements of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements included in Item 8.

Results of Operations

Net income for the year ended December 31, 2006 increased 54.9% from $56.2 million, or $1.55 per share, to $87.0 million, or $2.39 per share. Net income for 2005 included a regulatory charge, net of tax, of $26.3 million, or $0.73 per share, related to the Company’s settlement with the Attorney General of the State of Connecticut. The settlement provided for a $30.0 million national fund for distribution to HRH’s clients who elected to participate in the fund. The regulatory charge also included related legal and administrative costs and estimated costs for related pending regulatory matters. For more information on this charge, see “Note N—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. Net income for 2005 also included a severance charge, net of tax, of $0.8 million, or $0.02 per share, and integration costs, net of tax, of $0.5 million, or $0.01 per share. The severance charge represented estimated payments due to the Company’s former president and chief operating officer under terms of his employment agreement. Integration costs represented costs associated with the Company’s integration of Hobbs Group, LLC (Hobbs), which began after the completion of the Hobbs earn-out on June 30, 2003. Integration costs for 2005 represented facility and lease termination costs. In 2006, the Company reduced this accrual by $0.1 million, net of tax, or $0.01 per share, due to new factors regarding a lease termination. Net income for 2006 also included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.02 per share. The loss on extinguishment of debt was associated with the Company’s entry into a new credit agreement in April 2006 with Bank of America, N.A and other lenders (Credit Agreement). This charge represented financing costs previously deferred in connection with the financing of the Company’s former credit facility in addition to certain lending fees paid in obtaining the Credit Agreement. Non-recurring gains and asset write-offs, net of tax, were $0.7 million, or $0.02 per share, and $2.9 million, or $0.08 per share, for the years ended December 31, 2006 and 2005, respectively. These non-recurring gains were primarily related to the sales of branch offices and various accounts. Independent of these non-recurring balances, the year-to-year increase of $5.9 million, or $0.15 per share, in net income can be primarily attributed to higher commissions and fees and reduced legal, compliance and claims expenditures, partially offset by increased compensation and employee benefit costs. In 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value. The adoption of Statement 123R in 2006 resulted in additional compensation expense, net of tax, of $4.0 million, or $0.11 per share.

For 2005, net income was $56.2 million, or $1.55 per share, compared to $81.4 million, or $2.23 per share for 2004. As noted above, net income for 2005 included a regulatory charge and related costs, net of tax, of $26.3 million, or $0.73 per share; a severance charge, net of tax, of $0.8 million, or $0.02 per share; and integration costs, net of tax, of $0.5 million, or $0.01 per share. Net income for 2004 included a loss on extinguishment of debt, net of tax, of $0.9 million, or $0.03 per share, and integration costs, net of tax, of $1.1 million, or $0.03 per share. The loss on extinguishment of debt was associated with the Company’s entry into the Amended and Restated Credit Agreement (Amended Credit Agreement) in December 2004, and consistent with the 2006 charge, this loss represented financing costs previously deferred in connection with the financing of the Company’s predecessor credit agreement in addition to certain lending fees paid in obtaining the Amended Credit Agreement. Costs related to the Company’s integration of Hobbs included costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. Non-recurring losses on the sale of assets, net of tax, were $0.3 million, or $0.01 per share, in 2004 and were primarily related to the sales of branch offices and various accounts. Independent of the charges noted above, net income decreased $3.0 million, or $0.07 per share. The decrease can be attributed to additional compensation costs, higher legal, compliance & claims costs, and increased amortization expense, partially offset by additional commissions and fees from acquired agencies and higher contingent commissions.

Commissions & Fees

Total commissions and fees increased $38.0 million, or 5.8%, from $658.0 million for 2005 to $696.0 million for 2006. This change reflects a $42.4 million, or 7.0%, increase in core commissions and fees, partially offset by reduced contingent commissions of $4.4 million, or 9.0%. In 2005, commissions and fees increased 7.9%, or $48.3 million, from $609.7 million for the year ended December 31, 2004. These changes are outlined below by segment:

(in thousands)	2006	% Change	2005	% Change	2004
Domestic Retail	$571,253	6.7%	$535,206	4.8%	$510,770
Excess and Surplus	34,454	8.7	31,689	10.9	28,573
All Other	46,178	8.5	42,572	52.3	27,950

Total core commissions & fees	$651,885	7.0%	$609,467	7.4%	$567,293

Domestic Retail	$41,360	(10.1)%	$45,996	11.8%	$41,147
Excess and Surplus	2,891	34.8	2,144	100.6	1,069
All Other	(95)	(123.5)	405	168.2	151

Total contingent commissions	$44,156	(9.0)%	$48,545	14.6%	$42,367

Total commissions & fees	$696,041	5.8%	$658,012	7.9%	$609,660

In 2006, approximately $25.1 million of the core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2006 and 2005. This increase was partially offset by the reduction of core commissions and fees of approximately $9.2 million from the sale of certain agencies and accounts in 2006 and 2005. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $20.1 million, or 3.8%. This increase reflects new business production, partially offset by accelerated declines in commercial property and casualty premium rates. Estimated commercial property and casualty premium rate declines have ranged between 2.7% and 9.6% in the 2006 quarterly surveys published by the Council of Insurance Agents and Brokers. The 8.7% increase in Excess and Surplus core commissions and fees can be attributed to new business production and rate increases on certain policy placements. The 8.5% increase in core commissions and fees for the profit centers comprising All Other is primarily attributed to the Company’s international subsidiaries. Core commissions and fees for foreign agencies increased $4.4 million, or 35.6%, as a result of net new business production, primarily resulting from recent investments in new producer talent; increased reinsurance policy placements; and the effect of translating the British pound sterling to American dollars.

Contingent commissions decreased $4.4 million, or 9.0%. The change in contingent commissions can be primarily attributed to activity in the Domestic Retail segment. Reduced contingent commissions are the result of the elimination of fee based contingent commission income and reduced payments from certain carriers in the current year.

Insurance agencies and accounts purchased in 2005 and 2004 accounted for $40.8 million of additional core commissions & fees in the Domestic Retail segment in 2005. The core commissions and fees impact from 2005 and 2004 dispositions in Domestic Retail was $9.7 million for 2005. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was (1.3)%. The decrease in core commissions and fees principally reflected a continued decline in property and casualty premium rates and lower than normal retention rates primarily related to producer culling. Acquired insurance agencies accounted for $3.5 million of additional core commissions and fees in 2005 in Excess and Surplus. Excluding these acquired branches, Excess and Surplus core commissions and fees decreased 1.5% as a result of lower property and casualty premium rates and reduced wholesale placements. For the branches comprising the All Other reportable segment, an acquisition accounted for $11.6 million in additional core commissions and fees in 2005, and the divestiture of certain accounts resulted in a $0.1 million reduction in core commissions and fees. Independent of these transactions, core commissions and fees for this reporting segment increased 11.2% in comparison to 2004. This increase can be attributed to new business production at one of the Company’s international branches.

Contingent commissions increased $6.2 million, or 14.6%, between 2005 and 2004. Approximately $9.1 million of the increase in contingent commissions was derived from insurance agencies purchased in 2005 and 2004, primarily relating to the Domestic Retail segment. These additional contingent commissions are partially offset by the termination of National Override Agreements. National Override Agreements are defined in “Note N-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. See “Contingent and National Override Agreements Commissions” for additional discussion of the Company’s contingent and override commission arrangements.

Compensation & Employee Benefits

Compensation and employee benefits for 2006 were $397.3 million, an increase of $31.8 million, or 8.7%, from 2005. The adoption of Statement 123R increased 2006 compensation costs by $6.6 million as the fair value of stock options was not expensed in prior periods. The increase between 2006 and 2005 also includes approximately $16.0 million related to 2006 and 2005 purchase acquisitions, partially offset by decreases of $4.6 million related to agencies and accounts sold. Higher performance-based compensation and investments in new talent, most notably in the Company’s Domestic Retail segment and an international subsidiary, primarily account for the remaining increase in compensation and employee benefit expenditures.

Compensation and employee benefits for 2005 were $365.5 million compared to $333.1 million in 2004, an increase of $32.4 million, or 9.7%. The year-over-year increase includes approximately $33.7 million related to 2005 and 2004 purchase acquisitions, partially offset by decreases of $5.2 million related to agencies and accounts sold. Additional compensation and employee benefit costs in 2005 are primarily attributed to continued investments in new sales and service talent, primarily in the Domestic Retail segment and an international subsidiary.

Other Operating Expenses

Other operating expenses for 2006 decreased $4.4 million, or 3.4%, from 2005 due to lower legal, compliance and claims expenditures, partially offset by increased travel, promotional and meeting expenses. Legal, compliance and claims expenditures in 2006 and 2005 include $5.0 million and $4.4 million, respectively, of insurance recoveries. The 2006 insurance recovery is related to legal fees incurred in 2006 and 2005 to defend the Company in industry-related class action litigation, while the 2005 recovery is attributed to contested claims. Independent of the impact of these legal recoveries, legal, compliance and claims expenses decreased $9.6 million due to reduced expenditures for regulatory inquiries related to governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements and lower costs related to the protection of restrictive covenants in employment matters. Travel, promotional and meeting expenses increased as a result of acquisitions, increased sales efforts and various customer related meetings and training events.

Other operating expenses for 2005 were $127.7 million, or 13.7%, higher than 2004. Other operating expenses increased mainly due to increased legal, compliance and claims expenses and acquisitions. Legal, compliance and claims expenditures increased $7.0 million due primarily to various regulatory inquiries and the protection of restrictive covenants in employment contracts as well as expenditures for compliance with Section 404 of the Sarbanes-Oxley Act. The $7.0 million increase is net of $4.4 million in insurance recoveries on contested claims.

Other Results

Investment income for 2006 increased $3.9 million, or 59.7%, over the prior year period primarily due to a higher interest rate environment and an increase in average cash balances. Investment income for 2005 increased $3.4 million over 2004 primarily for the same reasons. Higher investment income balances are partially offset by increased interest expense. Interest expense was $18.4 million, $16.2 million and $10.3 million in 2006, 2005 and 2004, respectively. Interest expense in 2006 was impacted by the higher interest rate environment, partially offset by more favorable terms under the Credit Agreement. Interest expense in 2005 was impacted by increased average borrowings and higher interest rates.

Amortization expense reflects the amortization of intangible assets acquired in the purchase of insurance agencies and accounts. Amortization expense increased $2.8 million in 2006, which is attributable to acquisitions consummated during 2006 and 2005. Amortization expense increased $4.9 million in 2005 due to acquisitions consummated during 2005 and 2004. Depreciation expense for 2006 decreased $0.1 million from 2005 to $8.3 million. Depreciation expense for 2005 decreased $0.3 million, or 3.3%, from 2004 to $8.4 million. In both periods, depreciation expense decreased due to the impact of fully depreciated assets and disposed assets, partially offset by higher amounts for purchases and acquisitions.

The effective tax rate for the Company was 38.5%, 39.5% and 41.0% in 2006, 2005 and 2004, respectively. The 2006 rate decreased primarily due to higher tax-exempt investment income and a favorable mix of state tax rates. The 2005 rate decreased primarily due to a favorable mix of state tax rates, higher tax exempt investment income and fewer permanent tax differences on non-operating gains, partially offset by certain non-deductible items in the regulatory charge.

Over the last three years, inflationary pressure has been relatively modest and did not have a significant effect on the Company’s operations. Contingent commissions received by the Company have historically been heavily weighted in the first and second quarters.

Liquidity and Capital Resources

Net cash provided by operations was $125.3 million, $102.2 million and $117.3 million for 2006, 2005 and 2004, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $5.7 million, $9.2 million and $8.8 million for 2006, 2005 and 2004, respectively. Cash outlays related to the purchase of insurance agencies amounted to $60.0 million, $23.8 million and $65.8 million in 2006, 2005 and 2004, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price of such acquisitions may be paid through common stock and/or deferred cash and common stock payments; see “Note L-Acquisitions” of Notes to Consolidated Financial Statements for additional discussion. Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $11.0 million, $7.7 million and $11.8 million in 2006, 2005 and 2004, respectively.

Financing activities provided (utilized) cash of $(55.5) million, $(51.5) million and $30.0 million for 2006, 2005 and 2004, respectively, as the Company repurchased Common Stock and made dividend and debt payments. For 2004, these uses of cash were offset by proceeds from the Company’s entry into the Amended Credit Agreement, which provided additional term loan borrowings. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. During 2006, the Company repurchased, on the open market, 633,300 shares of its Common Stock for $25.0 million under its stock repurchase program. In 2005, the Company repurchased, on the open market, 612,800 shares of its Common Stock for $21.8 million under its stock repurchase program. The Company is currently authorized for 2007 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of December 31, 2005, the Company had, under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $243.0 million which were due in various amounts through 2011, and no outstanding revolving credit facility borrowings. On April 26, 2006, the Company entered into the Credit Agreement which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its $240.6 million of borrowings under the Amended Credit Agreement outstanding at April 26, 2006. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at December 31, 2006). In addition, the Company pays commitment fees (0.30% at December 31, 2006) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. Annual payments of the outstanding principal amounts under the term loan facility will total $1.0 million in 2007, 2008, 2009, 2010, 2011, and 2012 and $93.3 million in 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock. In connection with the Credit Agreement, the Company deferred $1.6 million of debt issuance costs which will be amortized as additional interest expense over the term of the credit facility.

As of December 31, 2006, the Company had, under its Credit Agreement, outstanding term loans of $99.3 million which are due in various amounts through 2013, and outstanding revolving credit facility borrowings of $130.6 million with $193.5 million available under the revolving credit facility for future borrowings. In January 2007, the Company borrowed an additional $65.0 million under its revolving credit facility to assist with the funding of its acquisition program.

The Company has three interest rate swap agreements with a total notional amount of $100.0 million. The Company uses these interest rate swaps to manage interest cost and cash flows associated with variable interest rates.

The Company had a current ratio (current assets to current liabilities) of 1.13 to 1.00 at December 31, 2006. Shareholders’ equity of $603.4 million at December 31, 2006 increased from $514.4 million at December 31, 2005. The debt to equity ratio of 0.38 to 1.00 at December 31, 2006 decreased from the prior year-end ratio of 0.49 to 1.00 due to net income and the issuance of Common Stock partially offset by common stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Contractual Obligations

The Company has the following future payments related to contractual obligations as of December 31, 2006:

	Payments due by Period
(in millions) Contractual Obligations	Total	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	After 4 years
Long-term debt(1)(2)	$320.4	$26.0	$18.4	$16.2	$16.1	$243.7
Operating leases	111.6	26.4	22.5	17.5	14.2	31.0
Other long-term liabilities	37.3	5.2	5.5	4.1	4.8	17.7
Regulatory settlement	10.0	10.0	—	—	—	—

Total obligations	$479.3	$67.6	$46.4	$37.8	$35.1	$292.4

(1)	Long-term debt includes estimated interest payments related to long-term debt and interest rate swaps that have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2006, the Company had variable rate debt of $229.9 million with a rate of 6.9%. The Company estimated interest payments for variable rate debt using the effective interest rates as of December 31, 2006. As of December 31, 2006, the Company had interest rate swaps with a total notional amount of $100.0 million.
(2)	Long-term debt reflects debt payments based upon their contractual payment dates. The schedule of these payments for purposes of the table differs from the maturities disclosed in the Company’s notes to consolidated financial statements. As disclosed in the notes to consolidated financial statements, the Company has classified term loans included in the credit facility as maturing in a later period based upon the Company’s intent and ability to refinance this obligation on a long-term basis under its revolving credit facility. This treatment results in the table reflecting earlier payment for these obligations than as disclosed in the notes to consolidated financial statements.

Market Risk

As of December 31, 2006, approximately 46% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note N-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

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

For 2006, 2005 and 2004, the Company recognized contingent and National Override Agreements commissions of $44.2 million, $48.5 million and $42.4 million, respectively. Of the 2006 amount, 100% was from standard contingency agreements and none were from National Override Agreements. Of the 2005 and 2004 annual amounts, 94% and 81%, respectively, was from standard contingency agreements and 6% and 19%, respectively, was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into standard local contingency arrangements with those underwriters on an office by office basis, which will be paid and recorded, if at all, annually beginning in early 2006. There can be no assurance that the loss of National Override Agreements commissions resulting from the reversion to standard local contingency arrangements will be offset by additional contingent commissions in future periods.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry and a purported securities class action. For information on industry and other litigation, see “Note Q-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see “Note A-Significant Accounting Policies” of Notes to Consolidated Financial Statements) the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Company is engaged in insurance agency and brokerage activities and derives revenues primarily from commissions on the sale of insurance products to clients that are paid by the insurance underwriters with whom its subsidiary agencies place their clients’ insurance. Generally, commission income (and fees in lieu of commission), as well as the related premiums receivable from clients and premiums payable to insurance companies, is recognized as of the effective date of insurance coverage or billing date, whichever is later, net of an allowance for estimated policy cancellations. Commissions on premiums billed and collected directly by insurance companies on its middle-market and major accounts property and casualty business are recorded as revenue on the later of the billing date or the effective date. Commissions on premiums billed and collected directly by insurance companies on other property and casualty and employee benefits business are recorded as revenue when received. Contingent commissions and miscellaneous commissions are recorded as revenue when received. Service fees are recognized over the period which the services are rendered. Override commissions are recorded as earned.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company monitors its allowance utilizing accounts receivable aging data as the basis to support the estimate. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. In addition, the Company has the ability to cancel coverage for clients who have not made required payments.

Intangible Assets

The Company has acquired significant intangible assets in business acquisitions. The valuation of intangible assets is subject to significant assumptions including projected future operating results. The determination of estimated useful lives and whether the assets are impaired requires significant judgment and affects the amount of future amortization and possible impairment charges. The Company tests goodwill for impairment annually in the fourth quarter, or sooner if impairment indicators arise. The fair value of the reporting units is estimated by applying valuation multiples to the reporting units’ revenues and operating profits. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. Based on our testing, no impairment was identified for the years ended December 31, 2006, 2005 or 2004. However, since the estimated fair values are subject to change based on operating performance and other factors, future impairment charges are possible. In addition, when impairment indicators are present, intangible assets subject to amortization are reviewed for recoverability using estimated future undiscounted cash flows relating to these assets.

Stock Based Compensation

The Company grants stock options and non-vested stock awards (restricted stock) to its employees, officers and directors. Compensation expense for all share-based awards is recognized in the financial statements over the vesting period based upon the grant-date fair value of those awards. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock option awards.

Income Taxes

The Company records an income tax provision for the expected tax consequences of its reported results. The Company’s provision includes deferred income taxes to reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its ability to realize the deferred tax assets in the future and records a valuation allowance when necessary. The determination of income taxes and assessment of realization of deferred tax assets requires significant judgment due to the complexity of tax laws and the Company’s operation in multiple states.

Recent Accounting Pronouncements

In 2006, the Company adopted Statement 123R. For additional information on the adoption of Statement 123R, see “Note C-Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 as of January 1, 2007, as required. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its financial position and results of operations.

Risk Factors and Forward-Looking Statements

Information concerning the Company’s risk factors and forward-looking statements is incorporated by reference to the material included in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes that its exposure to market risk associated with transactions using variable rate debt, certain investments and derivative financial instruments is not material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
(in thousands)		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $59,821 and $54,611, respectively, of restricted funds	$254,811	$224,471
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $3,713 and $4,180, respectively	273,523	224,201
Other	34,169	28,887

	307,692	253,088
Prepaid expenses and other current assets	33,869	37,888

TOTAL CURRENT ASSETS	596,372	515,447
PROPERTY AND EQUIPMENT, NET	22,178	24,765
GOODWILL	636,997	581,746
OTHER INTANGIBLE ASSETS, NET	148,657	136,786

	785,654	718,532
OTHER ASSETS	33,943	26,019

	$1,438,147	$1,284,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$385,556	$339,088
Accounts payable	22,572	16,150
Accrued expenses	70,703	49,618
Premium deposits and credits due customers	38,760	40,454
Current portion of long-term debt	9,060	12,511

TOTAL CURRENT LIABILITIES	526,651	457,821
LONG-TERM DEBT	231,957	251,507
DEFERRED INCOME TAXES	32,231	10,156
OTHER LONG-TERM LIABILITIES	43,939	50,875
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,312 and 35,955 shares, respectively	250,359	233,292
Retained earnings	350,084	280,187
Accumulated other comprehensive income
Unrealized gain on interest rate swaps, net of deferred tax expense of $404 and $308, respectively	636	462
Foreign currency translation adjustments	2,290	463

	603,369	514,404

	$1,438,147	$1,284,763

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2006	2005	2004
(in thousands, except per share amounts)
REVENUES
Core commissions and fees	$651,885	$609,467	$567,293
Contingent commissions	44,156	48,545	42,367
Investment income	10,506	6,581	3,176
Other	4,298	9,292	6,767

	710,845	673,885	619,603
OPERATING EXPENSES
Compensation and employee benefits	397,323	365,481	333,057
Other operating expenses	123,304	127,702	112,274
Depreciation	8,268	8,410	8,693
Amortization of intangibles	21,516	18,755	13,848
Interest expense	18,368	16,243	10,288
Loss on extinguishment of debt	897	—	1,557
Integration costs	(243)	764	1,909
Regulatory charge and related costs	—	42,320	—
Severance charge	—	1,303	—

	569,433	580,978	481,626

INCOME BEFORE INCOME TAXES	141,412	92,907	137,977
Income taxes	54,381	36,707	56,563

NET INCOME	$87,031	$56,200	$81,414

Net Income Per Share:
Basic	$2.42	$1.57	$2.27
Assuming Dilution	$2.39	$1.55	$2.23

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)		(Restated)

Balance at January 1, 2004 (as previously reported)	$228,357	$205,184	$726
Cumulative effect of restatement on prior years	—	(31,853)	—

Balance at January 1, 2004 (restated)	228,357	173,331	726
Issuance of 1,376 shares of Common Stock	27,469
Repurchase of 936 shares of Common Stock	(31,474)
Stock-based compensation	2,467
Income tax benefit from exercise of stock options	6,966
Payment of dividends ($0.4075 per share)		(14,620)
Unrealized gain on derivative contracts, net of deferred tax expense of $214			321
Foreign currency translation adjustments			346
Net income		81,414

Balance at December 31, 2004	233,785	240,125	1,393
Issuance of 682 shares of Common Stock	17,279
Repurchase of 613 shares of Common Stock	(21,848)
Stock-based compensation	2,097
Income tax benefit from exercise of stock options	1,979
Payment of dividends ($0.4500 per share)		(16,138)
Unrealized gain on derivative contracts, net of deferred tax expense of $428			643
Foreign currency translation adjustments			(1,111)
Net income		56,200

Balance at December 31, 2005	233,292	280,187	925
Issuance of 990 shares of Common Stock	30,221
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	9,097
Income tax benefit from exercise of stock options	2,716
Payment of dividends ($0.4750 per share)		(17,134)
Unrealized gain on derivative contracts, net of deferred tax expense of $96			174
Foreign currency translation adjustments			1,827
Net income		87,031

Balance at December 31, 2006	$250,359	$350,084	$2,926

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
(in thousands)
OPERATING ACTIVITIES
Net income	$87,031	$56,200	$81,414
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	897	—	1,557
Integration costs	(243)	764	1,909
Regulatory charge and related costs	—	42,320	—
Severance charge	—	1,303	—
Depreciation	8,268	8,410	8,693
Amortization of intangibles	21,516	18,755	13,848
Stock-based compensation	9,097	2,097	2,467
Provision for losses on receivables	502	753	1,588
Provision for deferred income taxes	5,926	(4,115)	685
Gain on sale of assets	(1,087)	(5,104)	(2,076)
Income tax benefit from exercise of stock options	—	1,979	6,966
Changes in operating assets and liabilities net of effects from regulatory charge and related costs, severance charge, integration costs and insurance agency acquisitions and dispositions:
(Increase) decrease in receivables	(42,567)	(10,238)	29,001
(Increase) decrease in prepaid expenses	3,647	2,046	(5,880)
Increase (decrease) in premiums payable to insurance companies	25,744	21,670	(30,908)
Increase (decrease) in premium deposits and credits due customers	(1,694)	(7,833)	13,997
Increase in accounts payable	5,045	2,611	561
Increase (decrease) in accrued expenses	11,210	(6,737)	(4,422)
Decrease in regulatory charge accrual	(3,145)	(22,264)	—
Other operating activities	(4,885)	(452)	(2,137)

NET CASH PROVIDED BY OPERATING ACTIVITIES	125,262	102,165	117,263
INVESTING ACTIVITIES
Purchase of property and equipment	(5,720)	(9,224)	(8,760)
Purchase of insurance agencies, net of cash acquired	(60,024)	(23,797)	(65,798)
Proceeds from sale of assets	11,004	7,738	11,800
Purchase of investments	—	(13,800)	—
Sale of investments	13,800	—	—
Other investing activities	1,496	2,462	(471)

NET CASH USED IN INVESTING ACTIVITIES	(39,444)	(36,621)	(63,229)
FINANCING ACTIVITIES
Proceeds from long-term debt	250,625	—	320,000
Principal payments on long-term debt	(272,611)	(14,297)	(239,921)
Debt issuance costs	(1,819)	(204)	(1,923)
Repurchase of Common Stock	(24,967)	(21,848)	(31,474)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	7,712	944	(2,090)
Income tax benefit from exercise of stock options	2,716	—	—
Dividends	(17,134)	(16,138)	(14,620)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(55,478)	(51,543)	29,972

Increase in cash and cash equivalents	30,340	14,001	84,006
Cash and cash equivalents at beginning of year	224,471	210,470	126,464

CASH AND CASH EQUIVALENTS AT END OF YEAR	$254,811	$224,471	$210,470

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Hilb Rogal & Hobbs Company, a Virginia corporation, operates offices located in 29 states and in London, England as well as branch locations in Russia, South Africa and Australia. Its principal activity is the performance of insurance and risk management intermediary services which involves placing various types of insurance, including property and casualty, employee benefits and other areas of specialized exposure, with insurance underwriters on behalf of its clients.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for the prior years have been reclassified to conform to current year presentation.

Restatement—See Note B concerning a restatement of the Company’s previously issued consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues—Commission income (and fees in lieu of commission) as well as the related premiums receivable from clients and premiums payable to insurance companies are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies on middle-market and major accounts property and casualty business are recorded as revenue on the later of the billing date or effective date. Commissions on premiums billed and collected directly by insurance companies on other property and casualty and employee benefits business are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission which, in many cases, is the Company’s first notification of amounts earned.

The Company carries a reserve for policy cancellations which is periodically evaluated and adjusted as necessary. Miscellaneous premium and commission adjustments are recorded as they occur. The policy cancellation reserve as of December 31, 2006 and 2005 was $2.6 million and $2.5 million, respectively. For 2006, the cancellation reserve activity was primarily related to new reserves related to acquisitions.

Service fee revenue is recorded on a pro rata basis as the services are provided. Service fee revenue typically relates to claims management and loss control services, program administration and workers compensation consultative services which are provided over a period of time, typically one year. Override commissions are commissions paid by insurance underwriters in excess of the standard commission rates on specific classes of business. These amounts are paid as a percentage of premiums on certain classes of business written with the specific underwriter and are recorded as earned.

Investment income is recorded as earned. The Company’s investment policy provides for the investment of premiums between the time they are collected from the client and remitted (net of commission) to the underwriter. Typically, premiums are due to the underwriters 45 days after the end of the month in which the policy renews. This investment activity is part of normal operations and, accordingly, investment income earned is reported in revenues.

Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The carrying amounts reported on the balance sheet approximate the fair values.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company monitors its allowance utilizing accounts receivable aging data as the basis to support the estimate.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE A—SIGNIFICANT ACCOUNTING POLICIES—Continued

Property and Equipment—Property and equipment are stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives (generally 3 to 7 years for furniture and equipment). Leasehold improvements are generally amortized using the straight-line method over the shorter of the term of the related lease or the estimated useful life of the corresponding asset.

Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with the provisions of Financial Accounting Standards Board Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and accounted for under the purchase method. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections.

Goodwill is tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of a reporting unit with its carrying value. The fair value of a reporting unit is estimated by applying valuation multiples to the reporting unit’s revenues and operating profits. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value of the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. See Note K for additional information. Intangible assets with finite lives are amortized over their useful lives and, when indicators of impairment are present, are reviewed for recoverability using estimated future undiscounted cash flows related to those assets.

Accounting for Stock-Based Compensation—At December 31, 2006 and 2005, the Company had three stock-based compensation plans, which are described more fully in Note I. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). See Note C for more information regarding the adoption of Statement 123R.

Through December 31, 2005, the Company accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations.

Effective January 1, 2006, the Company recognized compensation cost based upon fair value for only (i) those share-based awards granted or modified with an effective date subsequent to January 1, 2006 and (ii) share-based awards issued in prior periods that remained unvested at January 1, 2006. In 2005 and 2004, no stock-based compensation cost for stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost relating to restricted stock awards was recognized in both the current and prior periods.

For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the Black-Scholes fair value of stock options necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date.

The Company’s stock options vest and become fully exercisable at various periods up to five years. Statement 123R provides that compensation cost, related to awards with a graded vesting schedule, may be recognized on either (a) a straight-line basis for the entire award or (b) an accelerated basis by applying a straight-line method to each separate vesting portion of the award. Effective with the Company’s adoption on January 1, 2006, the Company’s policy is to recognize compensation cost on a straight-line basis for the entire award for all awards granted after January 1, 2006. For compensation costs related to awards issued prior to January 1, 2006 and that were unvested at that date, the Company will continue to follow its previous policy of recognizing the related compensation cost on an accelerated basis as described above.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE A—SIGNIFICANT ACCOUNTING POLICIES—Continued

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Consolidated Cash Flows. Statement 123R requires the cash flows resulting from the benefits of tax deductions in excess of recognized compensation costs be reported as financing cash flows. The $2.7 million excess tax benefit classified as a financing cash inflow for 2006 would have been classified as an operating cash inflow if the Company had not adopted Statement 123R.

Rent Expense—Minimum rental expenses are recognized over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the related rent expense is recognized on a straight-line basis. Lease incentives are amortized as a reduction to rent expense over the lease term. Contingent rent and rent escalations are included in rent expense when it is probable that the expense will be incurred and the amount can be reasonably estimated.

Fair Value of Financial Instruments—The carrying amounts of financial instruments reported in the balance sheet for cash and cash equivalents, receivables, other assets, premiums payable to insurance companies, accounts payable, accrued expenses, premium deposits and credits due customers, and long-term debt approximate those assets’ and liabilities’ fair values. Fair values for interest rate swaps are based on third-party pricing models or formulas using current assumptions and are disclosed in Note E.

Derivatives—The Company accounts for derivative and hedging instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), as amended. Statement 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Gains and losses resulting from changes in fair value must be recognized currently in earnings unless specific hedge criteria are met. If a derivative is a hedge, depending upon the nature of the hedge, a change in its fair value is offset against the change in the fair value of the hedged assets, liabilities, or firm commitments either through earnings or recognized in accumulated other comprehensive income (OCI) until the hedged item is recognized in earnings. Any difference between fair value of the hedge and the item being hedged, known as the ineffective portion, is immediately recognized in earnings.

The Company’s use of derivative instruments is limited to interest rate swap agreements used to modify the interest characteristics for a portion of its outstanding variable rate debt. These interest rate swaps are designated as cash flow hedges and are structured so that there is no ineffectiveness.

The change in value of the interest rate swaps is reported as a component of the Company’s OCI and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. Derivative instruments are carried at fair value on the balance sheet in the applicable line item, other non-current assets.

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

Income Taxes—The Company (except for its foreign subsidiaries) files a consolidated federal income tax return with its subsidiaries. Deferred taxes result from temporary differences between the income tax and financial statement bases of assets and liabilities and are based on tax laws as currently enacted.

Foreign Currency Translation—The accounts of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translations are excluded from net earnings and accumulated as a separate component of OCI. The Company does not provide income taxes on such gains and losses.

Accrued Expenses—Accrued expenses included compensation and employee benefits of $36.7 million and $29.5 million at December 31, 2006 and 2005, respectively.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE B—RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2007, the Company announced that the Company’s management had reexamined its segment evaluation analysis and determined that, in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” an error had been made in its identification of reportable segments for the years ended December 31, 2005 and 2004.

As a result of this error, the Company incorrectly concluded that one reportable segment existed and, as a result, no segment disclosures were provided in 2005 or 2004. After completing the reassessment, the Company identified two reportable segments, Domestic Retail and Excess and Surplus, and an All Other category comprised of the remaining profit centers. See Note R for additional segment information.

Also, on February 21, 2007, the Company announced that it was restating previously filed financial statements to correct the Company’s accounting for goodwill impairment testing under Statement 142. The Company determined that it incorrectly applied Statement 142’s provisions for identifying reporting units since adoption and, as a result, tested goodwill impairment at a higher reporting unit level than was appropriate. The correction of this error resulted in a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to those restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements.

The $45.0 million impairment charge involved six business units that were identified as reporting units. The charge consisted of $43.6 million for goodwill and $1.4 million for other intangible assets. Three of these reporting units accounted for $34.4 million of the goodwill impairment and were part of the 2002 acquisition of Hobbs Group, LLC (Hobbs). All of these reporting units experienced declines in market conditions and/or general operating performance which caused the impairment. See Note A for information on estimating fair value for reporting units.

In addition, the goodwill impairment resulted in an asset impairment indicator for the long-lived assets of these reporting units. Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company completed its impairment testing and recorded a $1.4 million impairment charge relating to the customer relationships and noncompete intangible assets of four of the six reporting units noted above.

The following tables set forth the net effect of the restatements only for the specific line item amounts that changed as presented in the Company’s Statement of Consolidated Income for the year ended December 31, 2003 and Consolidated Balance Sheet at December 31, 2005, 2004 and 2003.

The line items that changed on the Statement of Consolidated Income for the year ended December 31, 2003 due to the restatement are as follows:

(in thousands, except per share data)	As Reported	Adjustment	As Restated
Intangible asset impairment charge	$—	$45,004	$45,004
Income before income taxes	124,901	(45,004)	79,897
Income taxes	49,947	(13,151)	36,796
Net income	74,954	(31,853)	43,101
Net income per share—basic	2.17	(0.92)	1.25
Net income per share—assuming dilution	2.06	(0.87)	1.19

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE B—RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The line items that changed on the Consolidated Balance Sheet at December 31, 2003, 2004 and 2005 due to the restatement follow. Deferred income taxes at December 31, 2003 reflect a reclassification in order to conform to the current year presentation.

	December 31, 2003
(in thousands)	As Reported	Adjustment	As Restated
Goodwill	$522,247	$(43,603)	$478,644
Other intangibles, net	91,999	(1,401)	90,598
Total assets	1,049,227	(45,004)	1,004,223
Liabilities—Deferred income taxes	17,342	(13,151)	4,191
Retained earnings	205,184	(31,853)	173,331
Total shareholders’ equity	434,267	(31,853)	402,414
Total liabilities and shareholders’ equity	1,049,227	(45,004)	1,004,223

	December 31, 2004
(in thousands)	As Reported	Adjustment	As Restated
Goodwill	$608,427	$(43,603)	$564,824
Other intangibles, net	149,515	(1,401)	148,114
Total assets	1,277,999	(45,004)	1,232,995
Liabilities—Deferred income taxes	32,292	(13,151)	19,141
Retained earnings	271,978	(31,853)	240,125
Total shareholders’ equity	507,156	(31,853)	475,303
Total liabilities and shareholders’ equity	1,277,999	(45,004)	1,232,995

	December 31, 2005
(in thousands)	As Reported	Adjustment	As Restated
Goodwill	$625,349	$(43,603)	$581,746
Other intangibles, net	138,187	(1,401)	136,786
Total assets	1,329,767	(45,004)	1,284,763
Liabilities—Deferred income taxes	23,307	(13,151)	10,156
Retained earnings	312,040	(31,853)	280,187
Total shareholders’ equity	546,257	(31,853)	514,404
Total liabilities and shareholders’ equity	1,329,767	(45,004)	1,284,763

The Statement of Consolidated Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003 have been restated for the adjustments to net income in 2003 and retained earnings at December 31, 2005, 2004 and 2003 as noted in the tables above.

The restatement represents a non-cash charge that did not impact net cash provided by operating activities or net cash used in investing or financing activities as reported in the Statement of Consolidated Cash Flows for the year ended December 31, 2003. The restatement had no impact on the Statement of Consolidated Cash Flows for the years ended December 31, 2005 and 2004.

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

Prior to December 2004, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by Financial Accounting Standards Board Statement No. 148, established accounting and disclosure requirements using a fair value based method of accounting for stock options. In December 2004, Statement 123R revised Statement 123. The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts.

Statement 123R permits public companies to account for the adoption of this revised standard using one of two methods: the modified-prospective method or the modified-retrospective method. The modified-prospective method requires a company to recognize compensation cost based upon fair value for only those share-based awards granted or

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS—Continued

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

Effective January 1, 2006, the Company adopted Statement 123R and accounted for the adoption using the modified-prospective method. No prior period results have been restated. See Note A for more information on stock-based compensation.

As a result of adopting Statement 123R and no longer accounting for stock-based compensation under APB 25, the Company’s income before income taxes and net income for 2006 were reduced by $6.6 million and $4.0 million, respectively. Basic and diluted net income per share were each lower for 2006 by $0.11 due to the Company’s adoption of Statement 123R.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment on the consolidated balance sheet consists of the following:

(in thousands)	2006	2005
Furniture and equipment	$60,139	$58,369
Leasehold improvements	11,448	11,326

	71,587	69,695
Less accumulated depreciation	49,409	44,930

	$22,178	$24,765

NOTE E—LONG-TERM DEBT

Long-term debt on the consolidated balance sheet consists of the following:

(in thousands)	2006	2005
Credit facility, 6.86% interest at December 31, 2006	$229,875	$243,000
Installment notes payable primarily incurred in acquisitions of insurance agencies, 1.21% to 8.00% due in various installments to 2009	11,142	21,018

	241,017	264,018
Less current portion	9,060	12,511

	$231,957	$251,507

Maturities of long-term debt for the years ending after December 31, 2007 are $2.0 million in 2008, $0.1 million in 2009, none in 2010, $135.6 million in 2011, and $94.3 million thereafter. At December 31, 2006, the Company had term loans included in the credit facility with $1.0 million due within one year classified as long-term debt in accordance with the Company’s intent and ability to refinance this obligation on a long-term basis under its revolving credit facility. In January 2007, the Company borrowed an additional $65.0 million under its revolving credit facility to assist with the funding of its acquisition program.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE E—LONG-TERM DEBT—Continued

Interest paid was $18.4 million, $16.1 million and $10.2 million in 2006, 2005 and 2004, respectively.

As of December 31, 2005, the Company had under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $243.0 million and no outstanding revolving credit facility borrowings. On April 26, 2006, the Company signed a credit agreement with Bank of America, N.A. and other lenders (the Credit Agreement) which provides for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its outstanding borrowings under the Amended Credit Agreement. The Credit Agreement replaced the Amended Credit Agreement.

The Credit Agreement permits the Company to request additional facilities in amounts up to $125.0 million and provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at December 31, 2006). In addition, the Company pays commitment fees (0.30% at December 31, 2006) on the unused portion of the revolving credit facility. The principal payments of the term loan facility are payable quarterly while the principal balance of the revolving credit facility is due and payable upon the maturity date. The revolving credit facility matures on April 26, 2011 and the term loan facility matures on April 26, 2013. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock.

In 2006, the Company recognized losses of $0.9 million related to the extinguishment of the debt outstanding under the Amended Credit Agreement. This loss on extinguishment primarily included various financing and professional costs previously deferred in connection with the financing of the Amended Credit Agreement and certain lending fees paid in obtaining the Credit Agreement.

In December 2004, the Company signed the Amended Credit Agreement to replace the Second Amended and Restated Credit Agreement. The Company recognized losses of $1.6 million in 2004 related to the extinguishment of the Second Amended and Restated Credit Agreement. This loss on extinguishment primarily included various financing and professional costs previously deferred in connection with the financing of the Company’s predecessor credit agreement and certain lending fees paid in obtaining the Amended Credit Agreement.

In July 2004, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million and a maturity date of June 30, 2007. In December 2004, the Company entered into a second interest rate swap agreement with a notional amount of $20.0 million and a maturity date of December 31, 2010. In December 2005, the Company entered into a third interest rate swap agreement with a notional amount of $50.0 million and a maturity date of December 31, 2010. The Company has designated all of its interest rate swaps as cash flow hedges under Statement 133. The Company enters into interest rate swap agreements to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company’s credit facility. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The credit risk to the Company would be a counterparty’s inability to pay the differential in the fixed rate and variable rate in a rising interest rate environment. The Company’s exposure to credit loss on its interest rate swap agreements in the event of non-performance by a counterparty is believed to be remote due to the Company’s requirement that a counterparty have a strong credit rating. The Company is exposed to market risk from changes in interest rates.

Under the current interest rate swap agreements, the Company makes payments based on fixed pay rates of approximately 4.4% and receives payments based on the counterparties’ variable LIBOR pay rates. At the end of the year, the variable rate was approximately 5.4% for each agreement. In connection with these interest rate swap agreements, the Company recorded after-tax income in other comprehensive income of $0.2 million, $0.6 million and $0.3 million in 2006, 2005 and 2004, respectively. There was no impact on net income due to ineffectiveness. The fair market value of the interest rate swaps resulted in assets of $1.0 million and $0.8 million at December 31, 2006 and 2005, respectively, which are included in other non-current assets.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE F—RETIREMENT PLANS

The Company sponsors the HRH Retirement Savings Plan (the Retirement Savings Plan) which covers substantially all employees of the Company and its subsidiaries. The Retirement Savings Plan, which may be amended or terminated by the Company at any time, provides that the Company shall contribute a matching contribution of up to 3% of a participant’s eligible compensation and any additional amounts as the Board of Directors shall determine to a trust fund.

Prior to merger with the Company, certain of the other merged companies had separate profit sharing or benefit plans. These plans were terminated or frozen at the time of merger with the Company.

The total expense recorded by the Company under the Retirement Savings Plan for 2006, 2005 and 2004 was $6.1 million, $5.9 million and $5.3 million, respectively.

The Company has the Supplemental Executive Retirement Plan (the Plan) for key executives. The Plan provides that participants shall be credited each year with an amount that is calculated by determining the total Company match and profit sharing contribution that the participant would have received under the Retirement Savings Plan absent the compensation limitation that applies to such plan, reduced by the amount of actual Company match and profit sharing contributions to such plan. The Plan also provides for the crediting of interest to participant accounts. Expense recognized by the Company in 2006, 2005 and 2004 related to these Plan provisions amounted to $1.4 million, $0.9 million and $0.9 million, respectively. At December 31, 2006 and 2005, the Company’s accrued liability for benefits under the Plan was $5.0 million and $4.0 million, respectively, and is included in other long-term liabilities.

NOTE G—INCOME TAXES

The components of income taxes shown in the statement of consolidated income are as follows:

(in thousands)	2006	2005	2004
Current expense
Federal	$40,647	$35,405	$46,673
State	7,808	5,417	9,205

	48,455	40,822	55,878
Deferred expense (benefit)
Federal	4,199	(3,156)	568
State	1,727	(959)	117

	5,926	(4,115)	685

	$54,381	$36,707	$56,563

The Company operates in multiple tax jurisdictions and its tax returns are subject to audit by various taxing authorities. The Company believes that adequate accruals have been made for all tax returns subject to audit. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt investment income	(0.8)	(0.6)	(0.1)
State income taxes, net of federal tax benefit	4.0	3.2	4.4
Basis difference on sale of insurance accounts	(0.1)	0.1	1.0
Nondeductible portion of regulatory charge	0.1	0.9	—
Other	0.3	0.9	0.7

Effective income tax rate	38.5%	39.5%	41.0%

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE G—INCOME TAXES—Continued

Income taxes paid were $37.2 million, $38.1 million and $56.5 million in 2006, 2005 and 2004, respectively.

Significant components of the Company’s deferred tax liabilities and assets on the consolidated balance sheet are as follows:

(in thousands)	2006	2005
		(restated)
Deferred tax liabilities:
Intangible assets	$35,404	$31,098
Unrealized gain on interest rate swaps	291	195
Other	1,204	1,860

Total deferred tax liabilities	36,899	33,153
Deferred tax assets:
Deferred compensation	14,815	13,983
Allowance for doubtful accounts	1,317	1,578
Deferred rent and income	3,392	3,408
Regulatory charge and related costs	4,397	6,969
Retirement benefits	159	754
Other	1,021	3,360

Total deferred tax assets	25,101	30,052

Net deferred tax liabilities	$11,798	$3,101

The net current deferred tax asset, which is included in prepaid expenses and other current assets, was $20.4 million and $7.1 million at December 31, 2006 and 2005, respectively.

NOTE H—LEASES

The Company and its subsidiaries have noncancellable lease contracts for office space, equipment and automobiles which expire at various dates through the year 2018 and generally include escalation clauses for increases in lessors’ operating expenses and increased real estate taxes.

Future minimum rental payments required under such operating leases are summarized as follows (in thousands):

2007	$26,377
2008	22,461
2009	17,514
2010	14,254
2011	10,114
Thereafter	20,906

$111,626

Rental expense for all operating leases in 2006, 2005 and 2004 amounted to $28.3 million, $28.2 million and $25.5 million, respectively. Included in rental expense for 2006, 2005 and 2004 is approximately $1.5 million, $1.4 million and $1.9 million, respectively, which was paid to employees or related parties.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE I—SHAREHOLDERS’ EQUITY

The Company has adopted and the shareholders have approved the 2000 Stock Incentive Plan (as amended and restated in 2003), the Non-employee Directors Stock Incentive Plan and the Hilb, Rogal and Hamilton Company 1989 Stock Plan which provide for the granting of stock awards to purchase up to an aggregate of approximately 5,557,000 and 5,522,000 shares of common stock as of December 31, 2006 and 2005, respectively. There were 945,000 and 1,509,000 shares available for future grants under these plans as of December 31, 2006 and 2005, respectively. Stock options granted have seven to ten year terms and vest and become fully exercisable at various periods up to five years. Stock option activity under the plans was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at December 31, 2005	3,469,811	$32.34
Granted	856,750	39.45
Exercised	(481,190)	26.83
Expired	(203,950)	36.31

Outstanding at December 31, 2006	3,641,421	34.52	4.1

Exercisable at December 31, 2006	2,073,316	33.29	3.2

The aggregate intrinsic values for shares outstanding and exercisable at December 31, 2006 were $28.5 million and $19.1 million, respectively. The total intrinsic values of options exercised during the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $5.1 million and $17.9 million, respectively.

The fair value of options granted during 2006 was estimated at the grant date using a Black-Scholes option price model with the following weighted average assumptions: risk free rate of 4.66%; dividend yield of 1.17%; volatility factor of 0.276; and an expected life of approximately five years. The weighted average fair value per option granted for 2006 was $11.67.

No compensation expense related to stock options was recognized in operations for 2005 or 2004. As disclosed in Note A, the Company accounted for its stock options using the intrinsic value method prescribed in APB 25. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation prior to 2006. The 2005 net expense of $3.3 million includes a $1.7 million net expense reduction for stock options that were forfeited prior to vesting. These stock option forfeitures relate to stock options granted from 2002 through 2004.

(in thousands, except per share amounts)	2005	2004
Share-based compensation, net of tax—as reported	$1,269	$1,456

Net Income—as reported	$56,200	$81,414
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,264)	(5,388)

Pro forma net income	$52,936	$76,026

Net Income Per Share:
Basic—as reported	$1.57	$2.27
Basic—pro forma	$1.48	$2.12

Assuming Dilution—as reported	$1.55	$2.23
Assuming Dilution—pro forma	$1.46	$2.08

The fair value of these options was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk free rates of 3.72% and 3.62%; dividend yields of 1.27% and 1.14%; volatility factors of 0.293 and 0.292; and an expected life of approximately five years and seven years. The weighted average fair value per option granted in 2005 and 2004 was $9.71 and $10.79, respectively.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE I—SHAREHOLDERS’ EQUITY—Continued

Restricted shares are also awarded to certain employees under the 2000 Stock Incentive Plan. Restricted shares generally vest ratably over a four year period beginning in the second year of continued employment. Stock activity under this portion of the Company’s share-based compensation arrangements is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at January 1, 2006	262,066	$33.64
Granted	71,350	39.95
Vested	(61,783)	31.94
Forfeited	(21,825)	34.40

Non-vested restricted shares at December 31, 2006	249,808	35.79

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $3.2 million and $2.2 million, respectively.

At December 31, 2006, there was $7.7 million and $4.2 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted shares, respectively. These costs are expected to be recognized over a weighted average period of approximately two years.

NOTE J—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)	2006	2005	2004
Numerator for basic and diluted net income per share
Net Income	$87,031	$56,200	$81,414
Denominator
Weighted average shares	35,782	35,522	35,535
Effect of guaranteed future shares to be issued in connection with agency acquisitions	113	234	298

Denominator for basic net income per share	35,895	35,756	35,833
Effect of dilutive securities:
Employee stock options	292	308	407
Employee non-vested stock	130	139	129
Contingent stock—acquisitions	52	111	124

Dilutive potential common shares	474	558	660

Denominator for diluted net income per share—adjusted weighted average shares	36,369	36,314	36,493

Net Income Per Share:
Basic	$2.42	$1.57	$2.27
Assuming Dilution	$2.39	$1.55	$2.23

NOTE K—INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets as disclosed in Note A. In accordance with Statement 142, the Company performed the annual impairment tests of goodwill in 2006, 2005 and 2004. No impairment charge resulted from these tests. See Note B concerning a 2003 impairment that resulted in a prior period restatement.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE K—INTANGIBLE ASSETS—Continued

Intangible assets on the consolidated balance sheet consist of the following:

	2006			2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)
				(Restated)
Amortizable intangible assets:
Customer relationships	$164,681	$46,489	9.8	$136,574	$31,465	9.9
Noncompete/nonpiracy agreements	52,409	23,399	12.0	48,748	18,472	12.5
Tradename	2,368	913	8.8	1,922	521	10.3

Total	$219,458	$70,801		$187,244	$50,458

	Net Carrying Amount	Net Carrying Amount
		(Restated)
Indefinite-lived intangible assets:
Goodwill	$636,997	$581,746

Aggregate amortization expense for 2006, 2005 and 2004 was $21.5 million, $18.8 million and $13.8 million, respectively.

Future amortization expense is estimated as follows (in thousands):

2007	$23,055
2008	22,750
2009	21,852
2010	20,776
2011	19,479

The changes in the net carrying amount of goodwill for 2005 and 2006 are as follows (in thousands):

	Domestic Retail	Excess and Surplus	All Other	Total
Balance at January 1, 2005 (restated)	$494,743	$31,555	$38,526	$564,824
Goodwill acquired	10,618	5,101	5,479	21,198
Goodwill disposed	(3,748)	—	(528)	(4,276)

Balance at December 31, 2005 (restated)	501,613	36,656	43,477	581,746
Goodwill acquired	54,467	3,771	6,236	64,474
Goodwill disposed	(9,223)	—	—	(9,223)

Balance at December 31, 2006	$546,857	$40,427	$49,713	$636,997

NOTE L—ACQUISITIONS

During 2006, the Company acquired certain assets and liabilities of three insurance agencies and other accounts for $75.0 million ($58.9 million in cash, $2.4 million in guaranteed future cash and Common Stock payments and approximately 340,000 shares of Common Stock). Assets acquired include intangible assets of $73.8 million at the date of purchase. The combined purchase price may be increased by $8.9 million in 2007, $18.9 million in 2008 and $0.4 million in 2009 based upon revenues earned or net profits realized. For certain acquisitions, the allocation of purchase price is preliminary and subject to refinement as the valuations of certain intangible assets are not final.

During 2005, the Company acquired certain assets and liabilities of four insurance agencies and other accounts for $15.0 million ($10.7 million in cash, $1.9 million in guaranteed future cash and Common Stock payments, and approximately 69,000 shares of Common Stock). Assets acquired include intangible assets of $14.5 million at the date of purchase. The combined purchase price increased by $2.4 million in 2006, and may be increased by $3.7 million in 2007 and $1.5 million in 2008 based upon revenues earned or net profits realized.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE L—ACQUISITIONS—Continued

During 2004, the Company acquired certain assets and liabilities of nine insurance agencies and other accounts for $142.6 million ($99.1 million in cash, $20.4 million in guaranteed future cash and Common Stock payments and approximately 667,000 shares of Common Stock). Assets acquired include intangible assets of $146.9 million at the date of purchase. The combined purchase price increased by $8.2 million in 2006 and $8.1 million in 2005, and may be increased by $11.9 million in 2007 and $3.2 million in 2008 based upon net profits realized.

The financial statements of the Company reflect the combined operations of the Company and each acquisition from the respective closing date of each acquisition.

NOTE M—SALE OF ASSETS AND OTHER GAINS

During 2006, 2005 and 2004, the Company disposed of certain insurance accounts and other assets resulting in net gains of $1.1 million, $5.1 million and $2.1 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $0.2 million, $2.2 million and $2.4 million in 2006, 2005 and 2004, respectively. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE N—REGULATORY CHARGE AND RELATED MATTERS

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

Following is a summary of the material terms of the Agreement:

1.	The Company will pay $30.0 million into a fund (the Fund) in two installments to be distributed to certain eligible U.S. policyholder clients (the Affected Policyholders). These payments are in full satisfaction of the Company’s obligations under the Agreement, and the Attorney General and the Commissioner have agreed not to impose any other financial obligation or liability on the Company related to the Investigations and/or the Action, except for the fine as provided for in the Stipulation and Consent Order with the Commissioner (see below for additional detail). The Company is not permitted to seek or accept, directly or indirectly, indemnification for payments made by the Company pursuant to the Agreement and the fine described below to the State of Connecticut Insurance Department. No portion of the payments by the Company for the Fund is considered a fine or penalty. The Company will make payments into the Fund as follows:

•	On or before February 1, 2006, the Company shall pay $20.0 million into the Fund,

•	On or before August 1, 2007, the Company shall pay $10.0 million into the Fund.

2.	The Fund, plus interest, will be used to compensate the Affected Policyholders according to procedures set forth in the Agreement.

3.	Affected Policyholders are a) all Company U.S. brokerage business clients on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation (as defined in the Agreement) between January 1, 2001 and December 31, 2004 (the Broker Clients); b) all Company U.S. agency clients on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation pursuant to a National Override Agreement between January 1, 2001 and December 31, 2004 (the National Override Clients); and c) all Company U.S. agency clients, other than National Override Clients, on whose insurance placements, renewals, consultations or service the Company was eligible to receive Contingent Compensation between January 1, 2001 and December 31, 2004 (the Agent Clients).

The Fund will be allocated $19.5 million between Broker Clients and National Override Clients (the Broker/Override Fund) and $10.5 million to Agent Clients (the Agency Fund), and an Affected Policyholder arising from an acquisition by the Company after December 31, 2000 shall be included only as of the date of acquisition by the Company.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE N—REGULATORY CHARGE AND RELATED MATTERS—Continued

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

In conjunction with executing the Agreement, the Company entered into a Stipulation and Consent Order with the Commissioner to resolve all issues relating to the Commissioner’s investigation into the placement or attempted placement of professional liability insurance in Connecticut. Pursuant to the Stipulation and Consent Order, the Company paid an administrative fine of $250,000 to the State of Connecticut Insurance Department. The cost of this fine is included in the 2005 regulatory charge of $42.3 million described below.

In 2005, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million national fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs relating to the Agreement incurred in the 2005 third quarter. The regulatory charge also included $5.8 million of estimated costs for pending regulatory matters. These estimated costs represented the Company’s best estimate of the probable outcomes of the various pending regulatory matters and included related legal and administrative costs incurred or expected to be incurred for these regulatory matters.

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

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE N—REGULATORY CHARGE AND RELATED MATTERS—Continued

The current liability portion of this charge as of December 31, 2006 and 2005 is $15.2 million and $8.2 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2004	$—
Regulatory charge	42,320
Payments into the Fund	(20,000)
Payments-legal and administrative	(2,264)

Balance at December 31, 2005	20,056
Payments-legal and administrative	(3,145)

Balance at December 31, 2006	$16,911

NOTE O—INTEGRATION COSTS

In 2002, the Company acquired Hobbs. The Company began the integration of Hobbs with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. Relating to this integration, the Company recognized integration costs of $0.8 million and $1.9 million and related income tax benefits of $0.3 million and $0.8 million in 2005 and 2004, respectively. These amounts represented costs such as severance and other employee-related costs, facility and lease termination costs, and branding expenses. In 2006, the Company reduced the accrual for the previously recognized integration costs by $0.2 million due to new factors regarding a lease termination. The income tax effect related to the accrual reduction was $0.1 million.

NOTE P—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former president and chief operating officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Included in cash and cash equivalents and premium deposits and credits due customers are $0.8 million and $2.2 million of funds held in escrow at December 31, 2006 and 2005, respectively. In addition, premiums collected from insureds but not yet remitted to insurance companies are restricted as to use by laws in certain states in which the Company operates. The amount of cash and cash equivalents so restricted was approximately $59.1 million and $52.4 million at December 31, 2006 and 2005, respectively.

Industry Litigation

The Company has been named as a defendant in certain legal proceedings against brokers and insurers relating to broker compensation arrangements and other business practices.

MDL 1663 Class Action

In August 2004, OptiCare Health Systems Inc. filed a putative class action in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the OptiCare suit in November 2004. In December 2004, two other purported class actions were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss (Case No. 04-C-7853), respectively, against certain insurance brokers, including the Company, and several large commercial insurers. On February 17, 2005, the Judicial Panel on Multidistrict Litigation (the Panel) ordered that the OptiCare suit, along with three other purported antitrust class actions filed in New York, New Jersey and Pennsylvania against industry

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE Q – COMMITMENTS AND CONTINGENCIES—Continued

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

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE Q—COMMITMENTS AND CONTINGENCIES—Continued

On October 3, 2006, the District Court of New Jersey denied in part the motion to dismiss the Commercial Complaint and the Employee Benefits Complaint and ordered that plaintiffs provide supplemental information regarding each of their consolidated complaints by October 25, 2006. The District Court of New Jersey further ordered that upon receipt of this supplemental information, the District Court of New Jersey will issue a “final ruling” on the motion to dismiss plaintiffs’ claims under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d) and that on November 6, 2006, the defendants will be required to inform the District Court of New Jersey whether they intend to move to dismiss the remaining counts or alternatively to move for judgment on the pleadings or summary judgment on the remaining counts, pursuant to the Federal Rules of Civil Procedure. The Company, along with other defendants, filed renewed motions to dismiss, which are fully briefed and awaiting a decision from the District Court of New Jersey. On February 12, 2007, MDL 1663 was transferred to Judge Garrett E. Brown, Jr., Chief Judge of the District Court of New Jersey.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery Dennison Corporation seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however, no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the procedures promulgated by the District Court of New Jersey in MDL 1663, the case is likely to be consolidated with the other actions pending before the District Court of New Jersey in MDL 1663.

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

Lockhart Suit

On August 16, 2006, Robert B. Lockhart filed a complaint against the Company in the Circuit Court for the County of Henrico, Virginia (Civil Action No. CL06 – 2141). The plaintiff was the Company’s President and Chief Operating Officer from August 2003 until May 25, 2005. In the complaint, the plaintiff alleges, among other things, that the Company made defamatory public statements arising out of the investigation and settlement of an action by the Connecticut Attorney General. The plaintiff sought a judgment against the Company in an amount not less than $30.0 million, including an award for presumed, compensatory punitive damages and costs. On October 24, 2006, the court submitted the matters set forth in the complaint to arbitration, where the plaintiff raised an additional claim of breach of contract with the Company. On March 14, 2007, the parties entered into a settlement agreement that resolved all claims between the parties relating to the complaint and the arbitration. The settlement is effective without court approval. The amount of the settlement is not material to the Company.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE Q—COMMITMENTS AND CONTINGENCIES—Continued

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

NOTE R—SEGMENT INFORMATION

Beginning in 2004, the Company’s business consists of two reportable segments, Domestic Retail and Excess and Surplus, and an All Other category for the remaining profit centers.

The Domestic Retail segment places insurance products for risk areas including property and casualty, employee benefits and personal lines through a nationwide network of offices. Domestic Retail is organized into (i) six United States regional operating units which oversee individual profit centers (Retail Profit Centers) and (ii) coordinated national resources providing marketing and specialized industry or product expertise, which further enhance the service capacity of Retail Profit Centers to larger and more complex clients.

The Excess and Surplus segment represents a group of domestic profit centers that focus on providing excess and surplus lines insurance through retail insurance brokers.

The Company’s remaining profit centers comprise the All Other category. These profit centers include the Company’s international profit centers as well as its Managing General Agencies/Underwriters, reinsurance and other specialized business units.

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before taxes, excluding the impact of gains/losses on sale of assets, amortization of intangibles, interest expense, minority interest expense, and special charges. A reconciliation of operating profit to income before taxes is as follows:

(in thousands)	2006	2005	2004
Operating profit	$181,577	$167,900	$163,744
Gain on sale of assets	1,087	5,104	2,076
Amortization of intangibles	(21,516)	(18,755)	(13,848)
Interest expense	(18,368)	(16,243)	(10,288)
Minority interest expense	(714)	(712)	(241)
Regulatory charge and related costs	—	(42,320)	—
Severance charge	—	(1,303)	—
Integration costs	243	(764)	(1,909)
Loss on extinguishment of debt	(897)	—	(1,557)

Income before taxes	$141,412	$92,907	$137,977

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE R—SEGMENT INFORMATION—Continued

The accounting policies of the reportable segments are consistent with those described in Note A. Each segment has been allocated a portion of the Company’s corporate overhead based upon a percentage of total revenues, excluding any gains/losses on the sale of assets. Interest income and expense includes intercompany balances allocated to the individual segments through the Company’s internal cash management program. The “Corporate/Elimination” column consists of certain intercompany revenue eliminations; unallocated interest income and expense; certain corporate compensation costs, legal, compliance, and claims expenditures, and other miscellaneous operating expenses not included in the allocation of corporate overhead; and special charges. Total assets for “Corporate/Eliminations” primarily consist of intercompany elimination and reclassification adjustment balances. Summarized information concerning the Company’s reportable segments is shown in the following tables:

	2006
(in thousands)	Domestic Retail	Excess & Surplus	All Other	Corporate/ Eliminations	Total
Total revenues	$627,616	$38,177	$50,249	$(5,197)	$710,845
Investment income	11,067	662	3,266	(4,489)	10,506
Depreciation	6,602	449	311	906	8,268
Operating profit	170,447	13,349	16,040	(18,259)	181,577
Amortization of intangibles	14,984	2,603	3,088	841	21,516
Interest expense	1,328	4	1,502	15,534	18,368
Total assets	1,223,665	100,291	165,108	(50,917)	1,438,147

	2005
(in thousands)	Domestic Retail	Excess & Surplus	All Other	Corporate/ Eliminations	Total
Total revenues	$598,266	$34,657	$46,409	$(5,447)	$673,885
Investment income	9,204	476	2,403	(5,502)	6,581
Depreciation	6,841	427	314	828	8,410
Operating profit	160,863	11,487	13,677	(18,127)	167,900
Amortization of intangibles	12,504	2,449	2,961	841	18,755
Interest expense	1,550	10	1,119	13,564	16,243
Total assets	1,071,537	92,741	151,874	(31,389)	1,284,763

	2004
(in thousands)	Domestic Retail	Excess & Surplus	All Other	Corporate/ Eliminations	Total
Total revenues	$566,350	$30,253	$30,814	$(7,814)	$619,603
Investment income	7,031	333	1,858	(6,046)	3,176
Depreciation	7,053	387	311	942	8,693
Operating profit	161,755	9,635	5,481	(13,127)	163,744
Amortization of intangibles	8,774	1,994	1,565	1,515	13,848
Interest expense	742	3	813	8,730	10,288
Total assets	1,035,158	85,473	143,313	(30,949)	1,232,995

The Company generated the following total revenues by line of business:

(in thousands)	2006	2005	2004
Commercial property and casualty	$415,983	$385,391	$367,595
Employee benefits	142,999	136,798	116,937
Wholesale	64,577	61,229	42,760
Personal lines	45,822	48,338	47,925
Other	41,464	42,129	44,386

Consolidated total	$710,845	$673,885	$619,603

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE R—SEGMENT INFORMATION—Continued

Total revenues recognized by the Company’s international profit centers, all of which are included in the All Other category, represented 2.5%, 2.0% and 1.5% of total revenues for the combined segments in 2006, 2005 and 2004, respectively.

NOTE S—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Three Months Ended[1]
	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
2006
Total Revenues	$183,785	$178,423	$173,165	$175,472
Net Income	25,924	20,629	19,068	21,410
Net Income Per Share:
Basic	0.72	0.58	0.53	0.59
Assuming Dilution	0.71	0.57	0.53	0.59

2005
Total Revenues	$183,345	$162,027	$164,491	$164,022
Net Income (Loss)	27,722	15,803	(6,848)[2]	19,523
Net Income (Loss) Per Share:
Basic	0.77	0.44	(0.19)[2]	0.55
Assuming Dilution	0.76	0.44	(0.19)[2]	0.54

1	Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.
2	See Note N for discussion of the regulatory charge recorded in the 2005 third quarter.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited the accompanying consolidated balance sheet of Hilb Rogal & Hobbs Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of Hilb Rogal & Hobbs Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb Rogal & Hobbs Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of shareholders’ equity for the years ended December 31, 2005 and 2004 have been restated to record the impact of a 2003 intangible asset impairment charge, primarily related to goodwill. The Company’s segment disclosures in the 2005 and 2004 consolidated financial statements also have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hilb Rogal & Hobbs Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an adverse opinion on the effectiveness of Hilb Rogal & Hobbs Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Richmond, Virginia

March 13, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC. As of the end of the period covered by this report on Form 10-K, the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, has identified one material weakness, as of the end of such period. Solely as a result of this material weakness in internal control over financial reporting related to the Company’s identification of reporting units to conduct impairment testing of recorded goodwill, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

To address the material weakness noted above and further described below, the Company has since reviewed and corrected its accounting policy for goodwill impairment testing to properly identify reporting units and test goodwill impairment at the reporting unit level.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2006, the Company enhanced its controls regarding the identification of reportable segments. Other than this change, there have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to December 31, 2006 and as noted above, the Company reviewed and corrected its accounting policy for goodwill impairment testing to properly identify reporting units and test goodwill impairment at the reporting unit level.

Inherent Limitations of Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of control is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision of the CEO and CFO, the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the following acquisitions completed by the Company in 2006: Zutz Associates, Inc.; The Welch Company; and Thilman & Filippini, L.L.C.; which are included in the 2006 consolidated financial statements and constituted less than 7.4% of total assets as of December 31, 2006 and less than 2.9% of revenues and 0.1% of net income for the year then ended.

Based on this assessment, management identified one material weakness as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient controls over the identification of reporting units to conduct impairment testing of recorded goodwill. Since the adoption of Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets” (Statement 142), the Company has incorrectly identified the reporting units to conduct impairment testing of recorded goodwill. This control deficiency resulted in the failure to record a goodwill impairment charge for the year ended December 31, 2003. The correction of this error resulted in restatement of the Company’s financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. The error was not identified by the Company’s existing controls over accounting for goodwill. Accordingly, management has determined that this accounting resulted in a material misstatement and reflects a material weakness in internal control over financial reporting as defined by the Public Company Accounting Oversight Board. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria outlined in Internal Control—Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm that has also audited the Company’s consolidated financial statements, as stated in its report which follows.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hilb Rogal & Hobbs Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the material weakness described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hilb Rogal & Hobbs Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Hilb Rogal & Hobbs Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the following acquisitions completed by Hilb Rogal & Hobbs Company in 2006: The Welch Company, Zutz Associates, Inc., and Thilman & Filippini, LLC, which are included in the 2006 consolidated financial statements of Hilb Rogal & Hobbs Company and constituted less than 7.4% of total assets as of December 31, 2006 and 2.9% and 0.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Hilb Rogal & Hobbs Company also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Hilb Rogal & Hobbs Company did not maintain effective controls over the identification of reporting units to conduct impairment testing of recorded goodwill. As a result, adjustments were made to prior period financial statements to reflect an impairment of goodwill in 2003. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of Hilb Rogal & Hobbs Company’s 2006 consolidated financial statements, and this report does not affect our report dated March 13, 2007 on those financial statements.

In our opinion, management’s assessment that Hilb Rogal & Hobbs Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hilb Rogal & Hobbs did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/    Ernst & Young LLP

Richmond, Virginia

March 13, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for certain information regarding executive officers included in Part I and the matters set forth below, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Code of Ethics

The Company has adopted codes of ethics that apply to all its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any person performing similar functions) and employees. The codes of ethics contain provisions relating to honest and ethical conduct (including the handling of conflicts of interest between personal and professional relationships), the preparation of full, fair, accurate and timely disclosure in reports and documents filed with the SEC and in other public communications made by the Company, compliance with governmental laws, rules and regulations and other matters. Shareholders of the Company and the public may obtain a copy from the “Investor Relations” section of the Company’s website at www.hrh.com or request a free copy from Hilb Rogal & Hobbs Company, Attention: Investor Relations, 4951 Lake Brook Drive, Suite 500, Glen Allen, Virginia 23060. Any amendment to or waiver from a provision of the code of ethics relating to directors and executive officers will be promptly disclosed on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this Item is incorporated by reference to the material under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is incorporated by reference to the material under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(a) 1.	Financial statements

Reference is made to the information set forth in Item 8 of this report, which information is incorporated by reference.

2.	Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule of Hilb Rogal & Hobbs Company and subsidiaries is submitted as a separate section of this report:

Schedule II	Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	2006 Exhibits

     The following exhibits are filed as a part of this report:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, dated May 6, 2003, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)**

10.2	Hilb, Rogal and Hamilton Company 1989 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.3	Hilb, Rogal and Hamilton Company Non-employee Directors Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.4	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

10.5	Hilb, Rogal and Hamilton Company Executive Voluntary Deferral Plan, as amended and restated effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated March 28, 2003, File No. 333-103262)**

10.6	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm and F. Michael Crowley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.7	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke and Robert S. O’Brien (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

Exhibit No.	Document
10.8	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm, F. Michael Crowley, John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Henry N. Watkins, Karl E. Manke and Robert S. O’Brien (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.9	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.10	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon, John P. McGrath, J. Thomas Stiles and Henry N. Watkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.11	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.12	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.13	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.14	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.15	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.16	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.17	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.18	Executive Employment Agreement of Frank H. Beard dated November 15, 2005 by and between Hilb Rogal & Hobbs Company and Frank H. Beard (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)**

10.19	Hilb, Rogal and Hamilton Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to Form S-8 dated February 12, 2002, File No. 333-74344)**

10.20	2003 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.21	2003 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 0-15981)**

10.22	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

Exhibit No.	Document
10.23	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.24	2005 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.25	2005 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.26	2006 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)**

10.27	2006 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)**

10.28	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006, File No. 0-15981)**

10.29	Form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement*,**

10.30	Form of Hilb Rogal & Hobbs Company Employee Restricted Stock Agreement*,**

10.31	Hilb, Rogal and Hamilton Company Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.32	Hilb, Rogal and Hamilton Company Employee Stock Purchase Plan, as amended and restated, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2003, File No. 333-103191)**

10.33	2006 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 27, 2006, File No. 0-15981)**

10.34	2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2007, File No. 0-15981)**

10.35	Senior Executive Employment Agreement of Robert B. Lockhart dated December 1, 2003 by and between the Company and Robert B. Lockhart (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.36	Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.37	Hilb, Rogal and Hamilton Company 2003 Restricted Stock Agreement between the Company and Martin L. Vaughan, III, dated May 6, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No. 0-15981)**

10.38	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)

10.39	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

Exhibit No.	Document
10.40	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.41	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)**

10.42	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)**

10.43	Second Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb*,**

10.44	Hilb Rogal & Hobbs Company Supplemental Cash Incentive Plan, effective February 13, 2007*,**

21	Subsidiaries of Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed Herewith
**	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY

By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III Chairman and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN L. VAUGHAN, III Martin L. Vaughan, III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

/s/ MICHAEL DINKINS Michael Dinkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/s/ JOHN HAMERSKI John Hamerski	Vice President and Controller (Principal Accounting Officer)	March 15, 2007

/s/ ROBERT H. HILB Robert H. Hilb	Director	March 15, 2007

/s/ ROBERT S. UKROP Robert S. Ukrop	Director	March 15, 2007

/s/ THOMAS H. O’BRIEN Thomas H. O’Brien	Director	March 15, 2007

/s/ NORWOOD H. DAVIS, JR. Norwood H. Davis, Jr.	Director	March 15, 2007

/s/ THEODORE L. CHANDLER, JR. Theodore L. Chandler, Jr.	Director	March 15, 2007

/s/ ANTHONY F. MARKEL Anthony F. Markel	Director	March 15, 2007

/s/ ROBERT W. FIONDELLA Robert W. Fiondella	Director	March 15, 2007

/s/ JULIOUS P. SMITH, JR. Julious P. Smith, Jr.	Director	March 15, 2007

/s/ WARREN M. THOMPSON Warren M. Thompson	Director	March 15, 2007

/s/ SCOTT R. ROYSTER Scott R. Royster	Director	March 15, 2007

HILB ROGAL & HOBBS COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
	Balance at Beginning of Period	Additions			Deductions (Describe)		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts (Describe)
Year ended December 31, 2006:
Allowance for doubtful accounts	$4,180	$502	$159	(a)	$1,128	(b)	$3,713

Year ended December 31, 2005:
Allowance for doubtful accounts	4,630	753	164	(c)	1,367	(b)	4,180

Year ended December 31, 2004:
Allowance for doubtful accounts	4,243	1,588	467	(d)	1,668	(b)	4,630

(a)	Recoveries ($101) and from acquisitions ($58)
(b)	Bad debts written off
(c)	Recoveries ($155) and from acquisitions ($9)
(d)	Recoveries ($136) and from acquisitions ($331)