Form 10-Q
period 2007-03-31
HILB ROGAL & HOBBS CO
filed 2007-05-07
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, no par value	36,770,657

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
REVENUES
Core commissions and fees	$159,069	$146,671
Contingent commissions	33,119	33,725
Investment income	3,037	2,190
Other	2,968	1,199

	198,193	183,785
OPERATING EXPENSES
Compensation and employee benefits	109,118	98,551
Other operating expenses	33,022	30,975
Depreciation	2,113	2,077
Amortization of intangibles	7,414	4,806
Interest expense	5,491	4,611

	157,158	141,020

INCOME BEFORE INCOME TAXES	41,035	42,765
Income taxes	15,813	16,841

NET INCOME	$25,222	$25,924

Net Income Per Share:
Basic	$0.70	$0.72
Assuming Dilution	$0.69	$0.71

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	March 31, 2007	December 31, 2006
(in thousands)	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $77,333 and $59,821 respectively, of restricted funds	$251,168	$254,811
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $3,665 and $3,713, respectively	269,051	273,523
Other	34,818	34,169

	303,869	307,692
Prepaid expenses and other current assets	32,229	33,869

TOTAL CURRENT ASSETS	587,266	596,372
PROPERTY AND EQUIPMENT, NET	23,752	22,178
GOODWILL	703,384	636,997
OTHER INTANGIBLE ASSETS	270,948	219,458
Less accumulated amortization	76,813	70,801

	897,519	785,654
OTHER ASSETS	33,751	33,943

	$1,542,288	$1,438,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$386,257	$385,556
Accounts payable	18,192	22,572
Accrued expenses	60,436	70,703
Premium deposits and credits due customers	48,456	38,760
Current portion of long-term debt	8,771	9,060

TOTAL CURRENT LIABILITIES	522,112	526,651
LONG-TERM DEBT	301,687	231,957
DEFERRED INCOME TAXES	40,202	32,231
OTHER LONG-TERM LIABILITIES	42,013	43,939
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,661 and 36,312 shares, respectively	262,627	250,359
Retained earnings	370,920	350,084
Accumulated other comprehensive income
Unrealized gain on interest rate swaps, net of deferred tax expense of $216 and $404, respectively	337	636
Foreign currency translation adjustments	2,390	2,290

	636,274	603,369

	$1,542,288	$1,438,147

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)		(Restated)
Balance at January 1, 2007	$250,359	$350,084	$2,926
Issuance of 349 shares of Common Stock	8,680
Stock-based compensation	1,823
Income tax benefit from exercise of stock options	1,765
Payment of dividends ($0.120 per share)		(4,386)
Derivative loss, net of tax			(299)
Foreign currency translation adjustments			100
Net income		25,222

Balance at March 31, 2007	$262,627	$370,920	$2,727

Balance at January 1, 2006 (as previously reported)	$233,292	$312,040	$925
Cumulative effect of restatement on prior period		(31,853)

Balance at January 1, 2006 (restated)	233,292	280,187	925
Issuance of 311 shares of Common Stock	7,432
Repurchase of 90 shares of Common Stock	(3,407)
Stock-based compensation	2,490
Income tax benefit from exercise of stock options	987
Payment of dividends ($0.115 per share)		(4,160)
Derivative gain, net of tax			769
Foreign currency translation adjustments			138
Net income		25,924

Balance at March 31, 2006	$240,794	$301,951	$1,832

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$25,222	$25,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,113	2,077
Amortization of intangibles	7,414	4,806
Stock-based compensation	1,823	2,490
Provision for losses on receivables	214	512
Provision for deferred income taxes	851	1,627
Gain on sale of assets	(2,284)	(339)
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Decrease in receivables	64,990	42,831
Decrease in prepaid expenses	2,494	4,544
Decrease in premiums payable to insurance companies	(80,029)	(44,034)
Increase in premium deposits and credits due customers	9,696	102
Decrease in accounts payable	(7,734)	(2,689)
Decrease in accrued expenses	(18,518)	(457)
Decrease in regulatory charge accrual	(160)	(635)
Other operating activities	(729)	(5,031)

Net Cash Provided by Operating Activities	5,363	31,728
INVESTING ACTIVITIES
Purchase of property and equipment	(2,268)	(1,675)
Purchase of insurance agencies, net of cash acquired	(59,136)	(11,125)
Proceeds from sale of assets	10,109	771
Sale of investments	—	13,800
Other investing activities	(36)	601

Net Cash Provided by (Used in) Investing Activities	(51,331)	2,372
FINANCING ACTIVITIES
Principal payments on long-term debt	(29,068)	(4,621)
Proceeds from long-term debt	66,402	—
Repurchase of Common Stock	—	(3,407)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	7,612	2,614
Income tax benefit from exercise of stock options	1,765	987
Dividends	(4,386)	(4,160)

Net Cash Provided by (Used in) Financing Activities	42,325	(8,587)

Increase (decrease) in cash and cash equivalents	(3,643)	25,513
Cash and cash equivalents at beginning of period	254,811	224,471

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,168	$249,984

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2007

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2006.

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

Also, on February 21, 2007, the Company announced that it would be restating previously filed financial statements to correct the Company’s accounting for goodwill impairment testing under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). The Company determined that it incorrectly applied Statement 142’s provisions for identifying reporting units since adoption and, as a result, tested goodwill impairment at a higher reporting unit level than was appropriate. The correction of this error resulted in a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to those restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements. For further information, refer to Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following table sets forth the net effect of the restatements only for the specific line item amounts that changed as presented in the Company’s Statement of Consolidated Shareholders’ Equity for the three months ended March 31, 2006.

The line items that changed on the Statement of Consolidated Shareholders’ Equity for the three months ended March 31, 2006 due to the restatement are as follows:

	March 31, 2006
(in thousands)	As Reported	Adjustment	As Restated
Retained earnings—January 1, 2006	$312,040	$(31,853)	$280,187
Retained earnings—March 31, 2006	333,804	(31,853)	301,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2007

(UNAUDITED)

The restatement had no impact on the Statement of Consolidated Income or Statement of Consolidated Cash Flows for the three months ended March 31, 2006.

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

At January 1, 2007, the Company’s gross unrecognized income tax benefits were less than $1.0 million. The total amount of unrecognized income tax benefits that, if recognized, would affect the effective tax rate was less than $1.0 million at January 1, 2007. The Company accrues interest and penalties related to unrecognized income tax benefits in its income tax provision. At January 1, 2007, the Company had accrued interest and penalties related to unrecognized income tax benefits of $1.5 million.

The Company and its subsidiaries operate in multiple jurisdictions including the U.S. Federal, various states, and other foreign countries. The Company’s U.S. Federal tax returns are subject to audit for calendar years 2004, 2005 and 2006. In addition, the Company’s state tax returns are subject to audit for calendar years subsequent to 2002.

NOTE D—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to higher tax exempt investment income and a favorable mix of state tax rates.

NOTE E—ACQUISITIONS

During the first three months of 2007, the Company acquired certain assets and liabilities of four insurance agencies and other accounts. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain tangible and intangible assets are not final.

NOTE F—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2007 and 2006, the Company sold certain offices, accounts and other assets resulting in gains of $2.3 million and $0.3 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $0.9 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2007

(UNAUDITED)

NOTE G—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Numerator for basic and diluted net income per share
Net Income	$25,222	$25,924
Denominator
Weighted average shares	36,163	35,778
Effect of guaranteed future shares to be issued in connection with agency acquisitions	51	135

Denominator for basic net income per share	36,214	35,913
Effect of dilutive securities:
Employee stock options	348	367
Employee non-vested stock	135	130
Contingent stock – acquisitions	27	12

Dilutive potential common shares	510	509

Denominator for diluted net income per share - adjusted weighted average shares	36,724	36,422

Net Income Per Share:
Basic	$0.70	$0.72
Assuming Dilution	$0.69	$0.71

NOTE H—REGULATORY CHARGE AND RELATED MATTERS

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

In the 2005 third quarter, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million national fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs related to the Agreement incurred in the 2005 third quarter. The regulatory charge also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2007

(UNAUDITED)

included $5.8 million of estimated costs for pending regulatory matters. These estimated costs represented the Company’s best estimate of the probable outcomes of the various pending regulatory matters and included related legal and administrative costs incurred or expected to be incurred for these regulatory matters. Since incurring the charge, the Company has made related payments of $20.0 million into the national fund and various amounts for legal and administrative matters.

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

The current liability portion of this charge as of March 31, 2007 and December 31, 2006 is $15.0 million and $15.2 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2006	$16,911
Payments-legal and administrative	(160)

Balance at March 31, 2007	$16,751

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

March 31, 2007

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

March 31, 2007

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

On October 3, 2006, the District Court of New Jersey denied in part the motion to dismiss the Commercial Complaint and the Employee Benefits Complaint and ordered that plaintiffs provide supplemental information regarding each of their consolidated complaints by October 25, 2006. Plaintiffs filed the supplemental pleadings and the Company, along with other defendants, filed renewed motions to dismiss. On February 12, 2007, MDL 1663 was transferred to Judge Garrett E. Brown, Jr., Chief Judge of the District Court of New Jersey.

On April 5, 2007, the District Court of New Jersey dismissed the Commercial Complaint and the Employee Benefits Complaint without prejudice. Plaintiffs have until May 22, 2007 to file amended complaints.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Avery) (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however, no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the procedures promulgated by the District Court of New Jersey in MDL 1663, the case has been consolidated with the other actions pending before the District Court of New Jersey in MDL 1663. Avery has been stayed pending the District Court of New Jersey’s ruling on any dispositive pleadings filed in response to any amended complaints filed by Plaintiffs in the consolidated actions.

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

March 31, 2007

(UNAUDITED)

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

NOTE J—SEGMENT INFORMATION

The Company’s business consists of three reportable segments, Domestic Retail, Excess and Surplus, and International, and an All Other category for the remaining profit centers.

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

The Excess and Surplus segment represents a group of domestic profit centers that focus on providing excess and surplus lines insurance for retail insurance brokers.

The International segment is principally located in London, England with branch locations in Russia, South Africa and Australia. The International operating units provide various insurance products and have a focus towards reinsurance brokerage. Prior to 2007, the International operating units were reported in the All Other category. With the January 2007 acquisition of Glencairn Group Limited, the Company is presenting the International operating units as a separate segment.

The Company’s remaining profit centers comprise the All Other category. These profit centers include the Company’s Managing General Agencies/Underwriters and other specialized business units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2007

(UNAUDITED)

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before income taxes, excluding the impact of gains/losses on sales of assets, amortization of intangibles, interest expense, minority interest expense, and special charges. A reconciliation of operating profit to income before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating profit	$51,552	$52,289
Gain on sale of assets	2,284	339
Amortization of intangibles	(7,414)	(4,806)
Interest expense	(5,491)	(4,611)
Minority interest expense	104	(446)

Income before income taxes	$41,035	$42,765

Each segment has been allocated a portion of the Company’s corporate overhead based upon a percentage of total revenues, excluding any gains/losses on the sales of assets. Interest income and expense includes intercompany balances allocated to the individual segments through the Company’s internal cash management program. The “Corporate/Elimination” column consists of certain intercompany revenue eliminations; unallocated interest income and expense; certain corporate compensation costs, legal, compliance, and claims expenditures, and other miscellaneous operating expenses not included in the allocation of corporate overhead; and special charges. Total assets for “Corporate/Eliminations” primarily consist of intercompany elimination and reclassification adjustment balances. Summarized information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended March 31, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$169,215	$10,216	$12,516	$8,783	$(2,537)	$198,193
Investment income	3,842	211	680	516	(2,212)	3,037
Depreciation	1,603	113	147	46	204	2,113
Operating profit	47,470	3,908	1,656	2,249	(3,731)	51,552
Amortization of intangibles	4,793	680	1,105	626	210	7,414
Interest expense	355	41	1,016	329	3,750	5,491

	Three Months Ended March 31, 2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$161,129	$10,854	$3,930	$8,960	$(1,088)	$183,785
Investment income	2,592	144	212	495	(1,253)	2,190
Depreciation	1,642	115	21	58	241	2,077
Operating profit	46,805	4,249	1,754	3,428	(3,947)	52,289
Amortization of intangibles	3,315	557	16	729	189	4,806
Interest expense	274	—	—	307	4,030	4,611

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement and 2003 Intangible Asset Impairment

In 2006, the Company’s management reexamined its segment evaluation analysis in response to an SEC review comment and determined that changes were required in its reportable segments. In connection with this review of segment reporting, the Company’s management concluded that a reevaluation of the application of certain impairment testing provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” was appropriate. On February 21, 2007, the Company announced that it was restating previously filed financial statements to reflect a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to these restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements. For further information concerning the background of the restatements and the specific adjustments made on an annual basis, see Item 6 – Selected Financial Data and “Note B – Restatements of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Net income for the three months ended March 31, 2007 was $25.2 million, or $0.69 per share, compared with $25.9 million, or $0.71 per share, for the comparable period last year. In addition, non-operating gains, net of tax, were $1.4 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Independent of these non-recurring balances, the quarter-to-quarter decrease of $1.9 million, or $0.06 per share, in net income primarily resulted from the dilutive impact of recent acquisitions and revenue-related factors including accelerated declines in property and casualty premium rates, the effect of divested business, and reduced contingent commissions.

Commissions and Fees

Total commissions and fees increased $11.8 million, or 6.5%, to $192.2 million for the three months ended March 31, 2007 from $180.4 million for the comparable period last year. This change reflects a $12.4 million, or 8.5%, increase in core commissions and fees, partially offset by reduced contingent commissions of $0.6 million, or 1.8%. These changes are outlined below by segment:

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
Domestic Retail	$133,883	$125,906	6.3%
Excess and Surplus	7,919	8,795	(10.0)
International	11,577	3,743	209.3
All Other	5,690	8,227	(30.8)

Total core commissions and fees	$159,069	$146,671	8.5%

Domestic Retail	$30,897	$32,007	(3.5)%
Excess and Surplus	2,064	1,809	14.1
International	—	—	—
All Other	158	(91)	—

Total contingent commissions	$33,119	$33,725	(1.8)%

Total commissions and fees	$192,188	$180,396	6.5%

Approximately $10.5 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $2.4 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(0.1) million, or (0.1)%. This decrease principally reflects accelerated declines in commercial property and casualty premium rates, partially offset by new business. The 10.0% decrease in Excess and Surplus core commissions and fees can be attributed to lower premium rates and reduced placements resulting from improved competitiveness of standard retail markets. Approximately $7.9 million of the increase in core commissions and fees for International was primarily from the acquisition of Glencairn Group Limited in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International decreased less than $0.1 million. The 30.8% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of a business in 2007.

Contingent commissions decreased $0.6 million, or 1.8%. The change in contingent commissions is primarily attributed to the Domestic Retail segment receiving reduced payments from certain carriers in the current year.

Operating Expenses and Other Results

Expenses for the quarter increased $16.1 million, or 11.4%. Compensation and employee benefits increased $10.6 million. Other operating expenses increased $2.0 million. Compensation and employee benefits increased in the Company’s Domestic Retail and International segments primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies. Other operating expenses increased mainly due to acquisitions of insurance agencies.

Depreciation expense was relatively unchanged between the quarters. Amortization of intangibles increased approximately $2.6 million due primarily to intangible assets acquired in 2007 and 2006 acquisitions. Interest expense increased $0.9 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The effective tax rate for the Company was 38.5% and 39.4% for the three months ended March 31, 2007 and 2006, respectively.

Other

For the three months ended March 31, 2007, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2006. Commission income was higher during the first quarter due to acquisitions and higher contingent commissions, the majority of which are historically received during the first and second quarters.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2007 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.4 million and $31.7 million for the three months ended March 31, 2007 and 2006, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters. Because the timing of such transactions varies, net cash flows from operating activities may vary substantially from period-to-period.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $2.3 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. The purchase of insurance agencies utilized cash of $59.1 million and $11.1 million in the three months ended March 31, 2007 and 2006, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. Cash proceeds from the sales of offices, insurance accounts and other assets totaled $10.1 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. The Company did not have any material capital expenditure commitments as of March 31, 2007.

Financing activities provided (utilized) cash of $42.3 million and $(8.6) million in the three months ended March 31, 2007 and 2006, respectively, as the Company borrowed funds, received funds on stock option exercises, made dividend and debt payments, and repurchased Common Stock. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. For the three months ended March 31, 2007, no shares of the Company’s Common Stock were purchased on the open market. The Company repurchased 90,000 shares of its Common Stock on the open market for $3.4 million during the three months ended March 31, 2006. The Company is currently authorized for 2007 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of March 31, 2007, the Company had, under its credit agreement with Bank of America, N.A. and other lenders (the Credit Agreement), outstanding term loans of $99.0 million which are due in various amounts through 2013; outstanding revolving credit facility borrowings of $175.6 million; and $148.5 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. The revolving credit facility matures in 2013.

The Company had a current ratio (current assets to current liabilities) of 1.12 to 1.00 as of March 31, 2007. Shareholders’ equity of $636.3 million at March 31, 2007, is improved from $603.4 million at December 31, 2006. The debt to equity ratio at March 31, 2007 of 0.47 to 1.00 is increased from the ratio at December 31, 2006 of 0.38 to 1.00 due to borrowings against the Company’s revolving credit facility partially offset by net income and the issuance of Common Stock.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. For further information, see “Note C – Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In

the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note H-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

Contingent Commissions

As a result of the industry and regulatory developments, controversy continues to surround the longstanding insurance industry practice of contingent commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry and a purported securities class action. For information on industry and other litigation, see “Note I-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

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

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues; the Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers; the Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company is subject to governmental regulation which may impact operating results and/or growth; the business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation; the Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely effect the Company’s results of operations; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations; the Company’s operating results could be adversely affected if the value of intangible assets is not fully realized; and the Company has international operations, particularly in the United Kingdom, which expose the Company to various legal, economic and market risks including foreign currency exchange rate fluctuations.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2007, approximately 44% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

The Company also has market risk exposure associated with fluctuations in foreign currency exchange rates, primarily relating to its United Kingdom subsidiaries. This risk results from (i) translating the financial statements of our foreign subsidiaries into U.S. dollars and (ii) our foreign subsidiaries receiving revenues or incurring obligations in currencies that differ from their functional currencies. To manage foreign currency exchange rate risk, the Company may utilize derivative financial instruments to reduce its exposure.

Item 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control over Financial Reporting

As reported in the Company’s 2006 Annual Report on Form 10-K, management determined that the Company did not maintain effective controls over the identification of reporting units to conduct impairment testing of recorded goodwill. During the first quarter of 2007, the Company reviewed and corrected its accounting policy for goodwill impairment testing to properly identify reporting units and test goodwill impairment at the reporting unit level.

Other than noted above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note I-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 1A.	RISK FACTORS.

As of the date of this report, there are no material changes other than one deletion and one addition to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Having been notified of the completion of the Securities and Exchange Commission’s recent review of the Company, the Company has removed the following risk factor: “The Company’s financial reporting could be impacted by unanticipated responses from the SEC regarding completion of its review of the Company.”

With the growth of the Company’s foreign operations, the Company has added the following risk factor and related description:

* * *

The Company has international operations, particularly in the United Kingdom, which expose the Company to various legal, economic and market risks including foreign currency exchange rate fluctuations.

The Company is subject to fluctuations in currency exchange rates as a result of its international operations. The Company must translate the financial results of its foreign subsidiaries into U.S. dollars. In addition, some foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. Although the Company may use derivative financial instruments to protect against the effects of exchange rate fluctuations, the Company cannot eliminate these risks, and significant changes in exchange rates could adversely affect the Company’s results of operations.

In addition, the need to comply with new or revised tax or other laws or regulations, or new or changed interpretations or enforcement of existing tax or other laws or regulations, could adversely affect the Company’s results of operations.

* * *

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

c)	No purchases of Common Stock occurred in the first quarter of 2007 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 7,268, at an average price per share of $42.92.

Item 5.	OTHER INFORMATION.

The Company’s shareholders, upon recommendation of the Board of Directors, approved the Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (2007 Plan) at the Company’s 2007 Annual Meeting of Shareholders held on May 1, 2007.

The 2007 Plan, which will be administered by the Human Resources & Compensation Committee (Committee) of the Board of Directors, provides for the issuance of up to 2,000,000 shares of Company Common Stock. The persons eligible to participate in the 2007 Plan include the directors and officers of the Company and its subsidiaries and over 4,000 employees. The 2007 Plan permits the granting of incentive stock options, which qualify for special tax treatment, and non-qualified stock options. The exercise price for options will not be less than the fair market value of a share of Common Stock on the date of grant. Except for adjustments that result from events that affect the Company’s capitalization, the 2007 Plan prohibits any repricing of options without shareholder approval. The Committee may also authorize the award of shares of Common Stock and/or restricted Common Stock. In any calendar year, no individual may receive awards under the 2007 Plan for more than 200,000 shares of the Company’s Common Stock. No more than 500,000 shares of Common Stock may be issued as restricted stock or Common Stock under the 2007 Plan (including any shares added from the 2000 Stock Incentive Plan). The 2007 Plan also provides that in the event of a change of control of the Company, unless otherwise provided by the Committee in a grant or award agreement, all outstanding stock options will become fully exercisable and the restrictions applicable to outstanding restricted stock will lapse. The 2007 Plan became effective on May 1, 2007 and expires on April 30, 2017.

The number of shares of Common Stock not currently subject to grants or awards and reserved for issuance under the 2000 Stock Incentive Plan (approximately 467,069 shares as of March 1, 2007) was frozen as of May 1, 2007 and added to the 2007 Plan, resulting in no further grants or awards under the 2000 Stock Incentive Plan.

The 2007 Plan is filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-142528, filed May 1, 2007 with the Securities and Exchange Commission.

Item 6.	EXHIBITS.

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 1, 2007, File No. 0-15981)

10.1	2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2007, File No. 0-15981)

10.2	Form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.3	Form of Hilb Rogal & Hobbs Company Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Supplemental Cash Incentive Plan, effective February 13, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.5	Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005*

10.6	Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007*

10.7	Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007*

10.8	Hilb Rogal & Hobbs Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005*

10.9	Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 1, 2007, File No. 0-15981)

10.10	Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 4, 2007, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company (Registrant)

Date May 4, 2007	By:	/s/ Martin L. Vaughan, III
Martin L. Vaughan, III Chairman and Chief Executive Officer (Principal Executive Officer)

Date May 4, 2007	By:	/s/ Michael Dinkins
Michael Dinkins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date May 4, 2007	By:	/s/ John Hamerski
John Hamerski Vice President and Controller (Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 1, 2007, File No. 0-15981)

10.1	2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2007, File No. 0-15981)

10.2	Form of Hilb Rogal & Hobbs Company Employee Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.3	Form of Hilb Rogal & Hobbs Company Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Supplemental Cash Incentive Plan, effective February 13, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)

10.5	Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005*

10.6	Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007*

10.7	Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007*

10.8	Hilb Rogal & Hobbs Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005*

10.9	Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 1, 2007, File No. 0-15981)

10.10	Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 4, 2007, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.