Form 10-Q
period 2007-06-30
HILB ROGAL & HOBBS CO
filed 2007-08-07
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, no par value	36,939,954

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES
Core commissions and fees	$187,391	$164,474	$346,460	$311,145
Contingent commissions	8,456	7,401	41,575	41,126
Investment income	3,123	2,374	6,160	4,564
Other	1,121	4,174	4,089	5,373

	200,091	178,423	398,284	362,208
OPERATING EXPENSES
Compensation and employee benefits	111,554	98,563	220,672	197,114
Other operating expenses	36,837	33,618	69,859	64,593
Depreciation	2,189	2,050	4,302	4,127
Amortization of intangibles	7,095	4,999	14,509	9,805
Interest expense	5,154	4,582	10,645	9,193
Loss on extinguishment of debt	—	897	—	897

	162,829	144,709	319,987	285,729

INCOME BEFORE INCOME TAXES	37,262	33,714	78,297	76,479
Income taxes	15,050	13,085	30,863	29,926

NET INCOME	$22,212	$20,629	$47,434	$46,553

Net Income Per Share:
Basic	$0.61	$0.58	$1.30	$1.30
Assuming Dilution	$0.60	$0.57	$1.29	$1.28

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(in thousands)	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $84,459 and $59,821 respectively, of restricted funds	$303,914	$254,811
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,127 and $3,713, respectively	351,309	273,523
Other	40,146	34,169

	391,455	307,692
Prepaid expenses and other current assets	32,096	33,869

TOTAL CURRENT ASSETS	727,465	596,372

PROPERTY AND EQUIPMENT, NET	24,456	22,178

GOODWILL	695,917	636,997
OTHER INTANGIBLE ASSETS	285,197	219,458
Less accumulated amortization	83,857	70,801

	897,257	785,654
OTHER ASSETS	46,464	33,943

	$1,695,642	$1,438,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$506,300	$385,556
Accounts payable	20,032	22,572
Accrued expenses	54,327	70,703
Premium deposits and credits due customers	47,929	38,760
Current portion of long-term debt	9,391	9,060

TOTAL CURRENT LIABILITIES	637,979	526,651

LONG-TERM DEBT	305,189	231,957

DEFERRED INCOME TAXES	42,838	32,231

OTHER LONG-TERM LIABILITIES	44,548	43,939

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,856 and 36,312 shares, respectively	272,704	250,359
Retained earnings	388,339	350,084
Accumulated other comprehensive income
Unrealized gain on interest rate swaps, net of deferred tax expense of $555 and $404, respectively	867	636
Foreign currency translation adjustments	3,178	2,290

	665,088	603,369

	$1,695,642	$1,438,147

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$250,359	$350,084	$2,926
Issuance of 544 shares of Common Stock	16,586
Stock-based compensation	3,526
Income tax benefit from exercise of stock options	2,233
Payment of dividends ($0.250 per share)		(9,179)
Derivative gain, net of tax			231
Foreign currency translation adjustments			888
Net income		47,434

Balance at June 30, 2007	$272,704	$388,339	$4,045

Balance at January 1, 2006 (as previously reported)	$233,292	$312,040	$925
Cumulative effect of restatement on prior period		(31,853)

Balance at January 1, 2006 (restated)	$233,292	$280,187	$925
Issuance of 351 shares of Common Stock	8,782
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	4,648
Income tax benefit from exercise of stock options	1,266
Payment of dividends ($0.235 per share)		(8,442)
Derivative gain, net of tax			1,285
Foreign currency translation adjustments			902
Net income		46,553

Balance at June 30, 2006 (restated)	$223,021	$318,298	$3,112

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$47,434	$46,553
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	897
Depreciation	4,302	4,127
Amortization of intangibles	14,509	9,805
Stock-based compensation	3,526	4,648
Provision for losses on receivables	993	1,037
Provision for deferred income taxes	4,025	1,920
Gain on sale of assets	(2,542)	(3,608)
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Increase in receivables	(14,970)	(55,392)
Decrease in prepaid expenses	3,947	5,314
Increase in premiums payable to insurance companies	29,667	60,319
Increase in premium deposits and credits due customers	5,292	1,715
Decrease in accounts payable	(7,196)	(1,590)
Increase (decrease) in accrued expenses	(24,046)	452
Decrease in regulatory charge accrual	(309)	(1,389)
Other operating activities	904	(2,166)

Net Cash Provided by Operating Activities	65,536	72,642

INVESTING ACTIVITIES
Purchase of property and equipment	(4,387)	(2,848)
Purchase of insurance agencies, net of cash acquired	(64,851)	(14,659)
Proceeds from sale of assets	14,878	7,305
Sale of investments	—	13,800
Other investing activities	(2,617)	793

Net Cash Provided by (Used in) Investing Activities	(56,977)	4,391

FINANCING ACTIVITIES
Proceeds from long-term debt	66,401	240,625
Principal payments on long-term debt	(31,089)	(246,633)
Debt issuance costs	—	(1,728)
Repurchase of Common Stock	—	(24,967)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	12,178	3,607
Income tax benefit from exercise of stock options	2,233	1,266
Dividends	(9,179)	(8,442)

Net Cash Provided by (Used in) Financing Activities	40,544	(36,272)

Increase in cash and cash equivalents	49,103	40,761
Cash and cash equivalents at beginning of period	254,811	224,471

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303,914	$265,232

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE B—RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table sets forth the net effect of the restatements only for the specific line item amounts that changed as presented in the Company’s Statement of Consolidated Shareholders’ Equity for the six months ended June 30, 2006.

The line items that changed on the Statement of Consolidated Shareholders’ Equity for the six months ended June 30, 2006 due to the restatement are as follows:

(in thousands)	As Reported	June 30, 2006 Adjustment	As Restated
Retained earnings—January 1, 2006	$312,040	$(31,853)	$280,187
Retained earnings—June 30, 2006	350,151	(31,853)	318,298

The restatement had no impact on the Statement of Consolidated Income or Statement of Consolidated Cash Flows for the six months ended June 30, 2006.

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

NOTE D—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to permanent tax differences on the sale of certain assets, tax exempt investment income and a favorable mix of state tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE E—ACQUISITIONS

During the first six months of 2007, the Company acquired certain assets and liabilities of six insurance agencies and other accounts. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain tangible and intangible assets are not final.

NOTE F—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2007 and 2006, the Company sold certain offices, accounts and other assets resulting in gains of $2.5 million and $3.6 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $1.2 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE G—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator for basic and diluted net income per share Net Income	$22,212	$20,629	$47,434	$46,553

Denominator
Weighted average shares	36,530	35,691	36,346	35,734
Effect of guaranteed future shares to be issued in connection with agency acquisitions	52	139	52	137

Denominator for basic net income per share	36,582	35,830	36,398	35,871
Effect of dilutive securities:
Employee stock options	312	236	330	301
Employee non-vested stock	134	127	135	129
Contingent stock—acquisitions	39	97	33	55

Dilutive potential common shares	485	460	498	485

Denominator for diluted net income per share—adjusted weighted average shares	37,067	36,290	36,896	36,356

Net Income Per Share:
Basic	$0.61	$0.58	$1.30	$1.30
Assuming Dilution	$0.60	$0.57	$1.29	$1.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

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

The current liability portion of this charge as of June 30, 2007 and December 31, 2006 is $14.9 million and $15.2 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2006	$16,911
Payments-legal and administrative	(309)

Balance at June 30, 2007	$16,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

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

On August 1, 2005, the plaintiffs in MDL 1663 filed a First Consolidated Amended Commercial Class Action Complaint (the Commercial Complaint) in the District Court of New Jersey (Civil No. 04-5184) against the Company and certain other insurance brokers and insurers. In addition, the plaintiffs in MDL 1663 also filed on August 1, 2005 a First Consolidated Amended Employee Benefits Class Action Complaint (the Employee Benefits Complaint) in the District Court of New Jersey (Civil No. 05-1079) against the Company; Frank F. Haack & Associates, Inc.; O’Neill, Finnegan & Jordan Insurance Agency Inc.; and certain other insurance brokers and insurers.

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

On October 3, 2006, the District Court of New Jersey denied in part the motion to dismiss the Commercial Complaint and the Employee Benefits Complaint and ordered that plaintiffs provide supplemental information regarding each of their consolidated complaints by October 25, 2006. The plaintiffs filed the supplemental pleadings and the Company, along with other defendants, filed renewed motions to dismiss. On February 12, 2007, MDL 1663 was transferred to Judge Garrett E. Brown, Jr., Chief Judge of the District Court of New Jersey.

On April 5, 2007, the District Court of New Jersey dismissed the Commercial Complaint and the Employee Benefits Complaint without prejudice. On May 22, 2007, the plaintiffs filed a Second Consolidated Amended Commercial Class Action Complaint (the Second Amended Commercial Complaint) and a Second Consolidated Amended Employee Benefits Class Action Complaint (the Second Amended Employee Benefits Complaint).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES—Continued

The Second Amended Employee Benefits Complaint does not contain allegations against the Company; Frank F. Haack & Associates, Inc.; O’Neill, Finnegan & Jordan Insurance Agency Inc.; or any of the Company’s other subsidiaries or affiliates, and the Company and its subsidiaries and affiliates are, therefore, no longer defendants in the Employee Benefits case, Civil No. 05-1079.

In the Second Amended Commercial Complaint, the named plaintiffs purport to represent a class consisting of all persons or entities who between January 1, 1998 and December 31, 2004 engaged the services of any one of the broker defendants, including the Company, or any one of their subsidiaries or affiliates, in connection with the purchase or renewal of insurance or reinsurance from an insurer.

Plaintiff Tri-State Container Corporation (Tri-State) purports to represent a class consisting of all persons or entities who between January 1, 1998 and December 31, 2004 engaged the services of the Company, including its subsidiaries and affiliates, in connection with the purchase or renewal of insurance from an insurer. Certain other plaintiffs purport to represent classes of persons and entities with claims against other broker and insurer defendants. The plaintiffs allege in the Second Amended Commercial Complaint, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of contingent commissions from insurers; that certain of the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that certain of the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; that certain of the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers; and that certain of the broker defendants created centralized internal departments for the purpose of monitoring, facilitating and advancing the collection of contingent commissions, payments and other improper fees. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d), breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek monetary relief, including treble damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief; however, no actual dollar amounts have been stated as being sought.

On June 21, 2007, the Company, along with other defendants, filed motions to dismiss the Second Amended Commercial Complaint and to strike the addition of certain allegations and parties, including the addition of Tri-State as a named plaintiff. On July 19, 2007, the plaintiffs filed oppositions to the motions to dismiss and to strike and cross-moved for leave to amend the Second Amended Commercial Complaint to add allegations and parties, including Tri-State. On July 31, 2007, the defendants filed reply briefs. The motions to dismiss and to strike are fully briefed and awaiting a decision from the District Court of New Jersey.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Avery) (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES—Continued

no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the procedures promulgated by the District Court of New Jersey in MDL 1663, the case has been consolidated with the other actions pending before the District Court of New Jersey in MDL 1663. Avery has been stayed pending the District Court of New Jersey’s ruling on the dispositive pleadings filed in response to the amended complaints filed by the plaintiffs in the consolidated actions.

The Company believes it has substantial defenses in these cases and intends to defend itself vigorously. However, due to the uncertainty of these cases, the Company is unable to estimate a range of possible loss at this time. In addition, the Company cannot predict the outcome of these cases or their effects on the Company’s financial position or results of operations.

Securities Class Action

In June 2005, the Iron Workers Local 16 Pension Fund filed a putative class action complaint in the U.S. District Court for the Eastern District of Virginia (Case No. 1:05-CV-00735-GBL-TCB) against the Company and Andrew L. Rogal, Martin L. Vaughan, III, Timothy J. Korman, Carolyn Jones, Robert W. Blanton, Jr. and Robert B. Lockhart. The plaintiff alleged violations by each of the defendants of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations by the individual defendants of Section 20(a) of the Securities Exchange Act of 1934. In October 2005, the appointed Lead Plaintiff filed an amended putative class action complaint. On April 27, 2006, an order was entered granting the defendants’ motion and dismissing the amended complaint in its entirety with prejudice. On May 23, 2006, the plaintiff appealed this order to the Fourth Circuit, U.S. Court of Appeals. On May 22, 2007, the Fourth Circuit, U.S. Court of Appeals entered an order dismissing the plaintiff’s appeal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

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

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before income taxes, excluding the impact of gains/losses on sales of assets, amortization of intangibles, interest expense, minority interest expense, and special charges. A reconciliation of operating profit to income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands)	2007	2006	2007	2006
Operating profit	$49,776	$40,122	$101,328	$92,411
Gain on sale of assets	258	3,269	2,542	3,608
Amortization of intangibles	(7,095)	(4,999)	(14,509)	(9,805)
Interest expense	(5,154)	(4,582)	(10,645)	(9,193)
Minority interest expense	(523)	(96)	(419)	(542)

Income before income taxes	$37,262	$33,714	$78,297	$76,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

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

	Three Months Ended June 30, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$168,522	$10,674	$15,116	$6,500	$(721)	$200,091
Investment Income	3,485	252	546	425	(1,585)	3,123
Depreciation	1,627	121	153	67	221	2,189
Operating profit	45,446	3,673	3,033	2,314	(4,690)	49,776
Amortization of intangibles	4,561	759	1,104	461	210	7,095
Interest expense	376	13	1,007	299	3,459	5,154

	Three Months Ended June 30, 2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$159,526	$10,165	$3,366	$6,368	$(1,002)	$178,423
Investment Income	2,267	158	250	454	(755)	2,374
Depreciation	1,628	109	22	57	234	2,050
Operating profit	43,369	3,761	400	1,443	(8,851)	40,122
Amortization of Intangibles	3,475	590	17	729	188	4,999
Interest expense	328	—	—	324	3,930	4,582

	Six Months Ended June 30, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$337,737	$20,890	$27,633	$15,282	$(3,258)	$398,284
Investment Income	7,327	463	1,227	940	(3,797)	6,160
Depreciation	3,230	235	300	112	425	4,302
Operating profit	92,917	7,581	4,689	4,562	(8,421)	101,328
Amortization of intangibles	9,354	1,439	2,209	1,087	420	14,509
Interest expense	731	53	2,023	628	7,210	10,645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2007

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

	Six Months Ended June 30, 2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$320,655	$21,019	$7,296	$15,328	$(2,090)	$362,208
Investment Income	4,859	302	461	949	(2,007)	4,564
Depreciation	3,269	224	44	115	475	4,127
Operating profit	90,174	8,010	2,154	4,871	(12,798)	92,411
Amortization of intangibles	6,790	1,147	33	1,458	377	9,805
Interest expense	601	—	—	632	7,960	9,193

NOTE K—LONG-TERM DEBT

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

Results of Operations

Three Months Ended June 30, 2007

Net income for the three months ended June 30, 2007 was $22.2 million, or $0.60 per share, compared with $20.6 million, or $0.57 per share, for the comparable period last year. Non-operating gains, net of tax, were $(4) thousand and $2.0 million for the three months ended June 30, 2007 and 2006, respectively. In addition, net income for the 2006 quarter included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share. Independent of these non-recurring balances, the quarter-to-quarter increase of $3.0 million, or $0.07 per share, in net income primarily resulted from revenue-related factors including new business production, amounts recorded under supplemental commission agreements with certain underwriters, and increased contingent commissions partially offset by continued declines in property and casualty premium rates and the effect of divested business.

Commissions and Fees

Total commissions and fees increased $24.0 million, or 13.9%, to $195.8 million for the three months ended June 30, 2007 from $171.9 million for the comparable period last year. This change reflects a $22.9 million, or 13.9%, increase in core commissions and fees and an increase in contingent commissions of $1.1 million, or 14.3%. These changes are outlined below by segment:

	Three Months Ended June 30,
(in thousands)	2007	2006	% Change
Domestic Retail	$156,068	$146,411	6.6%
Excess and Surplus	10,136	9,001	12.6
International	15,666	3,291	376.0
All Other	5,521	5,771	(4.3)

Total core commissions and fees	$187,391	$164,474	13.9%

Domestic Retail	$7,940	$6,676	18.9%
Excess and Surplus	263	982	(73.2)
International	—	—	—
All Other	253	(257)	198.4

Total contingent commissions	$8,456	$7,401	14.3%

Total commissions and fees	$195,847	$171,875	13.9%

Approximately $12.7 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $2.1 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(1.0) million, or (0.7)%. This decrease principally reflects continued declines in commercial property and casualty premium rates, partially offset by new business and $3.8 million of commissions recognized under new supplemental commission agreements between HRH’s branches and certain underwriters. These supplemental commissions have replaced contingent commission arrangements that previously existed with these underwriters. The 12.6% increase in Excess and Surplus core commissions and fees can be primarily attributed to acquisitions. Excluding the effect of acquisitions, the change in core commissions and fees for Excess and Surplus was $(0.1) million. This reflects lower premium rates and reduced placements resulting from improved competitiveness of standard retail markets. Approximately $11.3 million of the increase in core commissions and fees for International was primarily from the acquisition of Glencairn Group Limited in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International increased $1.1 million or 32.0%. This increase is primarily attributable to new business production and certain timing differences. The 4.3% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of one business in 2007.

Contingent commissions increased $1.1 million, or 14.3%. The change in contingent commissions is primarily attributed to the Domestic Retail segment receiving increased payments from certain carriers in the current quarter.

Operating Expenses and Other Results

Expenses for the quarter increased $18.1 million, or 12.5%. Compensation and employee benefits increased $13.0 million. Compensation and employee benefits increased in the Company’s Domestic Retail and International segments primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies. Other operating expenses increased $3.2 million mainly due to acquisitions of insurance agencies.

Depreciation expense was relatively unchanged between the quarters. Amortization of intangibles increased approximately $2.1 million due primarily to intangible assets acquired in 2007 and 2006 acquisitions. Interest expense increased $0.6 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The 2006 second quarter operating expenses included a debt extinguishment loss of $0.9 million associated with the Company’s entry into a new credit agreement in April 2006. The charge represents financing costs previously deferred in connection with the financing of the Company’s former credit agreement and certain lending fees paid in obtaining the Company’s new credit facility. See “Note K-Long-Term Debt” of Notes to Consolidated Financial Statements for more information on this matter.

The effective tax rate for the Company was 40.4% and 38.8% for the three months ended June 30, 2007 and 2006, respectively. The higher effective tax rate for the 2007 second quarter was primarily due to the tax impact of dispositions.

Six Months Ended June 30, 2007

Net income for the six months ended June 30, 2007 was $47.4 million, or $1.29 per share, compared with $46.6 million, or $1.28 per share, for the comparable period last year. Non-operating gains, net of tax, were $1.4 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively. In addition, net income for the 2006 period included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share. Independent of these non-recurring balances, the year-to-year increase of $1.2 million, or $0.01 per share, in net income primarily resulted from the net income factors noted for the 2007 second quarter as well as the dilutive impact of recent acquisitions.

Commissions and Fees

Total commissions and fees increased $35.8 million, or 10.2%, to $388.0 million for the six months ended June 30, 2007 from $352.3 million for the comparable period last year. This change reflects a $35.3 million, or 11.4%, increase in core commissions and fees and an increase in contingent commissions of $0.4 million, or 1.1%. These changes are outlined below by segment:

	Six Months Ended June 30,
(in thousands)	2007	2006	% Change
Domestic Retail	$289,952	$272,317	6.5%
Excess and Surplus	18,054	17,796	1.4
International	27,242	7,034	287.3
All Other	11,212	13,998	(19.9)

Total core commissions and fees	$346,460	$311,145	11.4%

Domestic Retail	$38,813	$38,498	0.8%
Excess and Surplus	2,327	2,791	(16.6)
International	—	—	—
All Other	435	(163)	366.9

Total contingent commissions	$41,575	$41,126	1.1%

Total commissions and fees	$388,035	$352,271	10.2%

Approximately $23.2 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $4.4 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(1.1) million, or (0.4)%. This decrease principally reflects the same factors noted for the 2007 second quarter. The 1.4% increase in Excess and Surplus core commissions and fees can be attributed to acquisitions. Excluding the effect of acquisitions, the change in core commissions and fees for Excess and Surplus was $(1.0) million or (5.7)%. This decrease reflects the same factors noted for the 2007 second quarter. Approximately $19.2 million of the increase in core commissions and fees for International was primarily from the acquisition of Glencairn Group Limited in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International increased $1.0 million. This increase is attributable to new business production. The (19.9)% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of one business in 2007.

Contingent commissions increased $0.4 million, or 1.1%. The change in contingent commissions is due to similar factors noted for the 2007 second quarter.

Operating Expenses and Other Results

Expenses for the first six months increased $34.3 million, or 12.0%. Compensation and employee benefits increased $23.6 million. Compensation and employee benefits increased in the Company’s Domestic Retail and International segments primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies. Other operating expenses increased $5.3 million mainly due to acquisitions of insurance agencies.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased approximately $4.7 million due primarily to intangible assets acquired in 2007 and 2006 acquisitions. Interest expense increased $1.5 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The operating expenses in the first six months of 2006 included the debt extinguishment loss of $0.9 million noted in the earlier discussion of the second quarter.

The effective tax rate for the Company was 39.4% and 39.1% for the six months ended June 30, 2007 and 2006, respectively.

Other

For the three months ended June 30, 2007, net income as a percentage of revenues did not vary significantly from the three months ended March 31, 2007. Commission income was slightly higher during the second quarter due to new business production, timing of policy renewals, supplemental commissions and acquisitions partially offset by lower contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2007 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $65.5 million and $72.6 million for the six months ended June 30, 2007 and 2006, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters. Because the timing of such transactions varies, net cash flows from operating activities may vary substantially from period-to-period.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $4.4 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. The purchase of insurance agencies utilized cash of $64.9 million and $14.7 million in the six months ended June 30, 2007 and 2006, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. Cash proceeds from the sales of offices, insurance accounts and other assets totaled $14.9 million and $7.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company did not have any material capital expenditure commitments as of June 30, 2007.

Financing activities provided (utilized) cash of $40.5 million and $(36.3) million in the six months ended June 30, 2007 and 2006, respectively, as the Company borrowed funds, received funds on stock option exercises, made dividend and debt payments, and repurchased Common Stock. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. For the six months ended June 30, 2007, no shares of the Company’s Common Stock were purchased on the open market. The Company repurchased 633,300 shares of its Common Stock on the open market for $25.0 million during the six months ended June 30, 2006. The Company is currently authorized for 2007 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of June 30, 2007, the Company had, under its credit agreement with Bank of America, N.A. and other lenders (the Credit Agreement), outstanding term loans of $98.8 million which are due in various amounts through 2013; outstanding revolving credit facility borrowings of $175.6 million; and $148.5 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. The revolving credit facility matures in 2013. In connection with entering into the Credit Agreement in April 2006, the Company deferred $1.5 million of debt issuance costs which will be amortized as additional interest expense over the term of the credit facility.

The Company had a current ratio (current assets to current liabilities) of 1.14 to 1.00 as of June 30, 2007. Shareholders’ equity of $665.1 million at June 30, 2007, is improved from $603.4 million at December 31, 2006.

The debt to equity ratio at June 30, 2007 of 0.46 to 1.00 is increased from the ratio at December 31, 2006 of 0.38 to 1.00 due to borrowings against the Company’s revolving credit facility partially offset by net income and the issuance of Common Stock.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. For further information, see “Note C—Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note H—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

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

Forward-Looking Statements

Forward-looking statements in Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, may include the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions and are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

As of June 30, 2007, approximately 35% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note I-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item1A.	RISK FACTORS.

As of the date of this report, there are no material changes other than one deletion and one addition to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Having been notified of the completion of the Securities and Exchange Commission’s review of the Company, the Company has removed the following risk factor: “The Company’s financial reporting could be impacted by unanticipated responses from the SEC regarding completion of its review of the Company.”

With the growth of the Company’s foreign operations, the Company has added the following risk factor and related description:

***

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

***

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

c) No purchases of Common Stock occurred in the second quarter of 2007 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 3,264, at an average price per share of $45.01.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a) The annual meeting of shareholders (the “Meeting”) of the Company was held on May 1, 2007.

c) At the Meeting, the shareholders voted for the election of three (3) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2010 and until their successors are elected. The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-votes
Anthony F. Markel	32,266,889	2,054,981	2,229,877
Scott R. Royster	34,184,540	137,330	2,229,877
Robert S. Ukrop	29,584,135	4,737,735	2,229,877

In addition, the shareholders voted for the (i) approval of amendments to the Articles of Incorporation, (ii) approval of the 2007 Stock Incentive Plan and (iii) the ratification of the appointment of Ernst & Young LLP as independent registered public accountants to audit the Company’s consolidated financial statements for the 2007 fiscal year. The results of the voting are set forth below.

	Votes For	Votes Against	Abstentions	Non-votes
(i) Amended and Restated Articles of Incorporation	34,081,204	191,964	48,702	2,229,877
(ii) 2007 Stock Incentive Plan	26,307,528	5,302,301	49,309	4,892,609
(iii) Appointment of Ernst & Young LLP	34,098,016	221,785	2,068	2,229,878

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	EXHIBITS.

a) Exhibits

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 1, 2007, File No. 0-15981)

10.1	Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.2	Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.3	Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.5	Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 1, 2007, File No. 0-15981)

10.6	Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 4, 2007, File No. 0-15981)

10.7	Amendment No. 1 to Credit Agreement, dated July 13, 2007, among the Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date August 7, 2007	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2007	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date August 7, 2007	By:	/s/ JOHN HAMERSKI
John Hamerski
Vice President and Controller
(Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 1, 2007, File No. 0-15981)

10.1	Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.2	Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.3	Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.4	Hilb Rogal & Hobbs Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)

10.5	Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 1, 2007, File No. 0-15981)

10.6	Amended and Restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 4, 2007, File No. 0-15981)

10.7	Amendment No. 1 to Credit Agreement, dated July 13, 2007, among the Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith