Form 10-Q
period 2007-09-30
HILB ROGAL & HOBBS CO
filed 2007-11-05
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, no par value	37,031,714

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
REVENUES
Core commissions and fees	$186,381	$167,479	$532,841	$478,624
Contingent commissions	4,149	1,914	45,724	43,040
Investment income	4,305	3,131	10,465	7,695
Other	674	641	4,763	6,014

	195,509	173,165	593,793	535,373
OPERATING EXPENSES
Compensation and employee benefits	113,161	97,776	333,833	294,890
Other operating expenses	41,894	32,430	111,753	97,023
Depreciation	2,145	2,090	6,447	6,217
Amortization of intangibles	7,743	5,571	22,252	15,376
Interest expense	6,116	4,987	16,761	14,180
Regulatory charge and related costs	(5,725)	—	(5,725)	—
Loss on extinguishment of debt	72	—	72	897
Integration costs	—	(243)	—	(243)

	165,406	142,611	485,393	428,340

INCOME BEFORE INCOME TAXES	30,103	30,554	108,400	107,033
Income taxes	10,477	11,486	41,340	41,412

NET INCOME	$19,626	$19,068	$67,060	$65,621

Net Income Per Share:
Basic	$0.53	$0.53	$1.84	$1.83
Assuming Dilution	$0.53	$0.53	$1.81	$1.81

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(in thousands)	September 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $95,589 and $59,821, respectively, of restricted funds	$319,488	$254,811
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $4,134 and $3,713, respectively	256,758	273,523
Other	44,314	34,169

	301,072	307,692
Prepaid expenses and other current assets	43,609	33,869

TOTAL CURRENT ASSETS	664,169	596,372

PROPERTY AND EQUIPMENT, NET	24,660	22,178

GOODWILL	719,104	636,997
OTHER INTANGIBLE ASSETS	305,052	219,458
Less accumulated amortization	91,591	70,801

	932,565	785,654
OTHER ASSETS	46,542	33,943

	$1,667,936	$1,438,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$432,812	$385,556
Accounts payable	34,687	22,572
Accrued expenses	49,366	70,703
Premium deposits and credits due customers	47,625	38,760
Current portion of long-term debt	15,251	9,060

TOTAL CURRENT LIABILITIES	579,741	526,651

LONG-TERM DEBT	310,578	231,957

DEFERRED INCOME TAXES	43,404	32,231

OTHER LONG-TERM LIABILITIES	44,594	43,939

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,995 and 36,312 shares, respectively	281,512	250,359
Retained earnings	403,155	350,084
Accumulated other comprehensive income
Unrealized gain (loss) on interest rate swaps, net of deferred tax (expense) benefit of $51 and $(404), respectively	(79)	636
Foreign currency translation adjustments	5,031	2,290

	689,619	603,369

	$1,667,936	$1,438,147

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$250,359	$350,084	$2,926
Issuance of 683 shares of Common Stock	23,371
Stock-based compensation	5,312
Income tax benefit from exercise of stock options	2,470
Payment of dividends ($0.380 per share)		(13,989)
Derivative loss, net of tax			(715)
Foreign currency translation adjustments			2,741
Net income		67,060

Balance at September 30, 2007	$281,512	$403,155	$4,952

Balance at January 1, 2006 (as previously reported)	$233,292	$312,040	$925
Cumulative effect of restatement on prior period		(31,853)

Balance at January 1, 2006 (restated)	$233,292	$280,187	$925
Issuance of 800 shares of Common Stock	23,699
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	7,090
Income tax benefit from exercise of stock options	2,261
Payment of dividends ($0.355 per share)		(12,777)
Derivative gain, net of tax			203
Foreign currency translation adjustments			1,053
Net income		65,621

Balance at September 30, 2006 (restated)	$241,375	$333,031	$2,181

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$67,060	$65,621
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory charge and related costs	(5,725)	—
Loss on extinguishment of debt	72	897
Integration costs	—	(243)
Depreciation	6,447	6,217
Amortization of intangibles	22,252	15,376
Stock-based compensation	5,312	7,090
Provision for losses on receivables	1,353	1,028
Provision for deferred income taxes	4,886	2,537
Gain on sale of assets	(2,475)	(3,741)
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Decrease in receivables	78,327	33,192
Increase in prepaid expenses	(7,664)	(190)
Decrease in premiums payable to insurance companies	(50,594)	(56,255)
Increase in premium deposits and credits due customers	4,989	7,438
Increase (decrease) in accounts payable	8,249	(1,911)
Increase (decrease) in accrued expenses	(15,081)	4,886
Decrease in regulatory charge accrual due to payments	(10,393)	(2,434)
Other operating activities	3,764	(2,168)

Net Cash Provided by Operating Activities	110,779	77,340

INVESTING ACTIVITIES
Purchase of property and equipment	(6,339)	(4,375)
Purchase of insurance agencies, net of cash acquired	(97,194)	(50,846)
Proceeds from sale of assets	14,976	7,680
Sale of investments	—	13,800
Other investing activities	(1,794)	1,664

Net Cash Used in Investing Activities	(90,351)	(32,077)

FINANCING ACTIVITIES
Proceeds from long-term debt	189,281	250,625
Principal payments on long-term debt	(145,725)	(248,323)
Debt issuance costs	(1,028)	(1,728)
Repurchase of Common Stock	—	(24,967)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	13,240	6,435
Income tax benefit from exercise of stock options	2,470	2,261
Dividends	(13,989)	(12,777)

Net Cash Provided by (Used in) Financing Activities	44,249	(28,474)

Increase in cash and cash equivalents	64,677	16,789
Cash and cash equivalents at beginning of period	254,811	224,471

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319,488	$241,260

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

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

Also, on February 21, 2007, the Company announced that it would be restating previously filed financial statements to correct the Company’s accounting for goodwill impairment testing under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (Statement 142). The Company determined that it incorrectly applied Statement 142’s provisions for identifying reporting units since adoption and, as a result, tested goodwill impairment at a higher reporting unit level than was appropriate. The correction of this error resulted in a non-cash intangible asset impairment charge, primarily related to goodwill, of $45.0 million, or $31.9 million net of income taxes, for the year ended December 31, 2003. The Company has restated the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and its unaudited quarterly results for those years and 2006. All applicable information contained in this report gives effect to those restatements. Consequently, reliance should not be placed upon the financial statements for the above mentioned periods that have been filed with or furnished to the SEC or included in previous announcements. For further information, refer to Note B to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE B—RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table sets forth the net effect of the restatements only for the specific line item amounts that changed as presented in the Company’s Statement of Consolidated Shareholders’ Equity for the nine months ended September 30, 2006.

The line items that changed on the Statement of Consolidated Shareholders’ Equity for the nine months ended September 30, 2006 due to the restatement are as follows:

(in thousands)	As Reported	September 30, 2006 Adjustment	As Restated
Retained earnings—January 1, 2006	$312,040	$(31,853)	$280,187
Retained earnings—September 30, 2006	364,884	(31,853)	333,031

The restatement had no impact on the Statement of Consolidated Income or Statement of Consolidated Cash Flows for the nine months ended September 30, 2006.

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

At January 1, 2007, the Company’s gross unrecognized income tax benefits were less than $1.0 million. The total amount of unrecognized income tax benefits that, if recognized, would affect the effective tax rate was less than $1.0 million at January 1, 2007. As of September 30, 2007, these unrecognized income tax benefit amounts have not significantly changed. The Company accrues interest and penalties related to unrecognized income tax benefits in its income tax provision. At January 1, 2007, the Company had accrued interest and penalties related to unrecognized income tax benefits of $1.5 million.

The Company and its subsidiaries operate in multiple jurisdictions including the U.S. Federal, various states, and other foreign countries. The Company’s U.S. Federal tax returns are subject to audit for calendar years 2004, 2005 and 2006. In addition, the Company’s state tax returns are subject to audit for calendar years subsequent to 2002.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of Statement 157 will have on its financial position and results of operations.

NOTE D—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory rate primarily due to permanent tax differences on the sale of certain assets, tax exempt investment income, a favorable mix of state tax rates and certain non-deductible items in the regulatory charge accrual reduction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE E—ACQUISITIONS

During the first nine months of 2007, the Company acquired certain assets and liabilities of nine insurance agencies and other accounts. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain tangible and intangible assets are not final.

NOTE F—SALE OF ASSETS AND OTHER GAINS

During the nine months ended September 30, 2007 and 2006, the Company sold certain offices, accounts and other assets resulting in gains of $2.5 million and $3.7 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $1.3 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE G—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator for basic and diluted net income per share Net Income	$19,626	$19,068	$67,060	$65,621

Denominator
Weighted average shares	36,701	35,690	36,465	35,720
Effect of guaranteed future shares to be issued in connection with agency acquisitions	91	112	64	128

Denominator for basic net income per share	36,792	35,802	36,529	35,848
Effect of dilutive securities:
Employee stock options	303	274	321	292
Employee non-vested stock	131	129	133	129
Contingent stock—acquisitions	25	75	31	62

Dilutive potential common shares	459	478	485	483

Denominator for diluted net income per share—adjusted weighted average shares	37,251	36,280	37,014	36,331

Net Income Per Share:
Basic	$0.53	$0.53	$1.84	$1.83
Assuming Dilution	$0.53	$0.53	$1.81	$1.81

NOTE H—REGULATORY CHARGE AND RELATED MATTERS

The Company and certain other companies in the insurance intermediary industry have been subject to investigations and inquiries by various governmental authorities regarding business practices and broker compensation arrangements. On August 31, 2005, the Company entered into an agreement (the Agreement) with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE H—REGULATORY CHARGE AND RELATED MATTERS—Continued

State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act (the Action). In the Agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund (the Fund) for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business.

In the 2005 third quarter, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million Fund established by the Agreement; $5.1 million of estimated legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions; and $1.4 million of legal costs related to the Agreement incurred in the 2005 third quarter. The regulatory charge also included $5.8 million of estimated costs for pending regulatory matters. These estimated costs represented the Company’s best estimate of the probable outcomes of the various pending regulatory matters and included related legal and administrative costs incurred or expected to be incurred for these regulatory matters. Since incurring the charge, the Company has made related payments of $30.0 million into the national fund and various amounts for legal and administrative matters.

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

In the 2007 third quarter, the Company reduced the accrual for the previously recognized regulatory charge by $5.7 million. This reduction was due to new factors concerning the estimated (i) legal and administrative costs to be incurred related to the Fund and (ii) costs for pending regulatory matters.

The current liability portion of this charge as of September 30, 2007 and December 31, 2006 is $0.7 million and $15.2 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2006	$16,911
Accrual reduction	(5,725)
Payments into the Fund	(10,000)
Payments-legal and administrative	(393)

Balance at September 30, 2007	$793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

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

September 30, 2007

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

Plaintiff Tri-State Container Corporation (Tri-State) purports to represent a class consisting of all persons or entities who between January 1, 1998 and December 31, 2004 engaged the services of the Company, including its subsidiaries and affiliates, in connection with the purchase or renewal of insurance from an insurer. Certain other plaintiffs purport to represent classes of persons and entities with claims against other broker and insurer defendants. The plaintiffs allege in the Second Amended Commercial Complaint, among other things, that the broker defendants engaged in improper steering of clients to the insurer defendants for the purpose of obtaining undisclosed additional compensation in the form of contingent commissions from insurers; that certain of the defendants were engaged in a bid-rigging scheme involving the submission of false and/or inflated bids from insurers to clients; that certain of the broker defendants improperly placed their clients’ insurance business with insurers through related wholesale entities where an intermediary was unnecessary for the purpose of generating additional commissions from insurers; that certain of the broker defendants entered into unlawful tying arrangements to obtain reinsurance business from the defendant insurers; and that certain of the broker defendants created centralized internal departments for the purpose of monitoring, facilitating and advancing the collection of contingent commissions, payments and other improper fees. The plaintiffs allege violations of federal and state antitrust laws, violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c) and (d) (RICO), breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment. The plaintiffs seek monetary relief, including treble damages, injunctive and declaratory relief, restitution, interest, attorneys’ fees and expenses, costs and other relief; however, no actual dollar amounts have been stated as being sought.

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

On August 31, 2007, the District Court of New Jersey dismissed all federal antitrust claims in the Second Amended Commercial Complaint and the Second Amended Employee Benefits Complaint with prejudice. On September 28, 2007, the District Court of New Jersey dismissed all federal RICO claims in the Second Amended Commercial Complaint and the Second Amended Employee Benefits Complaint with prejudice. The District Court of New Jersey further declined to exercise jurisdiction over state law claims in the Second Amended Commercial Complaint, dismissed those state law claims without prejudice and dismissed Civil No. 04-5184 in its entirety. The District Court of New Jersey also dismissed as moot all other motions pending in Civil No. 04-5184 as of September 28, 2007. The District Court of New Jersey has not yet ruled on motions to dismiss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES—Continued

ERISA and supplemental state law claims in the Second Amended Employee Benefits Complaint. However, as described above, the Company and its subsidiaries and affiliates are no longer defendants in the Employee Benefits case, Civil No. 05-1079.

On October 10, 2007, the Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit (Third Circuit) relating to the District Court of New Jersey’s order dismissing Civil No. 04-5184 and all other adverse orders and decisions in Civil No. 04-5184. The Third Circuit has not yet set a schedule for the appeal.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Avery) (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however, no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the procedures promulgated by the District Court of New Jersey in MDL 1663, the case has been consolidated with the other actions pending before the District Court of New Jersey in MDL 1663. Avery is stayed pending the District Court of New Jersey’s ruling on the dispositive pleadings filed in response to the amended complaints filed by the plaintiffs in the consolidated actions, including the Second Amended Employee Benefits Complaint, which, as described above, includes certain claims yet to be addressed by the District Court of New Jersey.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before income taxes, excluding the impact of gains/losses on sales of assets, amortization of intangibles, interest expense, minority interest expense, and special charges. A reconciliation of operating profit to income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands)	2007	2006	2007	2006
Operating profit	$38,625	$40,926	$139,953	$134,234
Gain/(loss) on sale of assets	(67)	134	2,475	3,741
Amortization of intangibles	(7,743)	(5,571)	(22,252)	(15,376)
Interest expense	(6,116)	(4,987)	(16,761)	(14,180)
Minority interest expense	(249)	(191)	(668)	(732)
Regulatory charge and related costs	5,725	—	5,725	—
Loss on extinguishment of debt	(72)	—	(72)	(897)
Integration costs	—	243	—	243

Income before income taxes	$30,103	$30,554	$108,400	$107,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

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

	Three Months Ended September 30, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$166,124	$11,192	$13,675	$5,805	$(1,287)	$195,509
Investment income	4,408	442	741	449	(1,735)	4,305
Depreciation	1,570	124	166	57	228	2,145
Operating profit	41,939	3,528	1,745	1,695	(10,282)	38,625
Amortization of intangibles	5,526	915	1,098	(6)	210	7,743
Interest expense	354	(5)	1,019	289	4,459	6,116

	Three Months Ended September 30, 2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$153,865	$8,575	$4,153	$7,768	$(1,196)	$173,165
Investment income	2,833	170	383	542	(797)	3,131
Depreciation	1,673	111	23	55	228	2,090
Operating profit	39,479	2,746	1,458	2,570	(5,327)	40,926
Amortization of intangibles	4,039	597	17	729	189	5,571
Interest expense	294	1	219	286	4,187	4,987

	Nine Months Ended September 30, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$503,861	$32,082	$41,308	$21,087	$(4,545)	$593,793
Investment income	11,735	905	1,968	1,389	(5,532)	10,465
Depreciation	4,800	359	466	170	652	6,447
Operating profit	134,855	11,109	6,434	6,258	(18,703)	139,953
Amortization of intangibles	14,880	2,353	3,307	1,082	630	22,252
Interest expense	1,085	49	3,041	917	11,669	16,761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

	Nine Months Ended September 30, 2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$474,520	$29,594	$11,449	$23,096	$(3,286)	$535,373
Investment income	7,692	472	844	1,491	(2,804)	7,695
Depreciation	4,942	336	67	170	702	6,217
Operating profit	129,652	10,756	3,613	7,441	(17,228)	134,234
Amortization of intangibles	10,828	1,744	51	2,187	566	15,376
Interest expense	895	1	220	918	12,146	14,180

NOTE K—LONG-TERM DEBT

As of December 31, 2006, the Company had under its Credit Agreement (the Credit Agreement), outstanding term loans of $99.3 million and outstanding revolving credit facility borrowings of $130.6 million. On September 10, 2007, the Company entered into (i) a Note Purchase and Private Shelf Agreement (the Note Purchase Agreement) with The Prudential Insurance Company of America (Prudential) and (ii) Amendment No. 2 to Credit Agreement and Joinder Agreement (the Amendment and Joinder Agreement) with Bank of America, N.A. and other lenders.

Under the Note Purchase Agreement, the Company issued $100.0 million of Senior Secured Notes, Series A (the Series A Notes) to Prudential. The Series A Notes will mature on August 27, 2017 and bear interest at an annual fixed rate of 6.44%. The proceeds from the Series A Notes issuance were primarily used to prepay the $98.8 million of term loans outstanding under the Credit Agreement. The Note Purchase Agreement also provides for an uncommitted shelf facility by which the Company may issue, over the next three years, up to $100.0 million of Senior Secured Notes to Prudential at a fixed interest rate and with a maturity date not to exceed ten years. The interest rate will be based on the Treasury Rate available at the time of borrowing plus a negotiated spread. The Note Purchase Agreement provides, among other terms, requirements for maintaining certain financial ratios and specific limits or restrictions on foreign acquisitions, indebtedness, investments, payment of dividends, and repurchases of common stock. In addition, under certain prepayment events, the Company may be required to pay additional fees as part of a prepayment.

The Amendment and Joinder Agreement amends the Credit Agreement to (i) permit entry into the Note Purchase Agreement, (ii) increase the aggregate principal amount of the revolving credit facility from $325.0 million to $445.0 million, (iii) permit the Company to request additional aggregate principal amounts up to $125.0 million for the revolving credit facility, and (iv) consents to the acquisition of Banc of America Corporate Insurance Agency LLC and allows its exclusion from the acquisition limitation covenant of the Credit Agreement. Subsequent to the Amendment and Joinder Agreement, the Company increased the aggregate principal amount of the revolving credit facility by $5.0 million to a total of $450.0 million.

In the third quarter of 2007, the Company recognized losses of $0.1 million related to the extinguishment of the outstanding term loans under the Credit Agreement. This loss on extinguishment included various financing and professional costs previously deferred in connection with the financing of the Credit Agreement.

As of December 31, 2005, the Company had under its Amended and Restated Credit Agreement (the Amended Credit Agreement), outstanding term loans of $243.0 million and no outstanding revolving credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

NOTE K—LONG-TERM DEBT—Continued

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

NOTE L—INTEGRATION COSTS

The Company began the integration of Hobbs Group, LLC (Hobbs) with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. There were no new integration costs for the nine-month period ended September 30, 2006. The Company recognized integration costs of $0.8 million and a related income tax benefit of $0.3 million for the first nine months of 2005. This amount represented facility and lease termination costs. In the 2006 third quarter, the Company reduced the accrual for the previously recognized integration costs by $0.2 million due to new factors regarding a lease termination. The income tax effect related to the accrual reduction was $0.1 million.

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

Results of Operations

Three Months Ended September 30, 2007

Net income for the three months ended September 30, 2007 was $19.6 million, or $0.53 per share, compared with $19.1 million, or $0.53 per share, for the comparable period last year. Non-recurring (gains) and losses and asset write-offs, net of tax, were $0.8 million and $(0.1) million for the three months ended September 30, 2007 and 2006, respectively. Net income for the 2007 third quarter also included a loss on extinguishment of debt, net of tax, of $44 thousand, and an accrual adjustment for the regulatory charge and related costs, net of tax, of $(4.3) million, or $(0.11) per share. In addition, net income for the 2006 quarter included an integration costs accrual reduction, net of tax, of $(0.1) million, or $(0.01) per share. Independent of these non-recurring balances, the quarter-to-quarter decrease of $2.6 million, or $0.08 per share, in net income was primarily driven by accelerated declines in property and casualty premium rates and a specific error and omissions claim charge, net of tax, of $3.9 million, or $0.10 per share, partially offset by new business, amounts recorded under supplemental commission agreements with certain underwriters, and increased contingent commissions.

Commissions and Fees

Total commissions and fees increased $21.1 million, or 12.5%, to $190.5 million for the three months ended September 30, 2007 from $169.4 million for the comparable period last year. This change reflects a $18.9 million, or 11.3%, increase in core commissions and fees and an increase in contingent commissions of $2.2 million, or 116.8%. These changes are outlined below by segment:

	Three Months Ended September 30,
(in thousands)	2007	2006	% Change
Domestic Retail	$157,147	$148,455	5.9%
Excess and Surplus	10,229	8,333	22.8
International	13,836	3,763	267.7
All Other	5,169	6,928	(25.4)

Total core commissions and fees	$186,381	$167,479	11.3%

Domestic Retail	$3,842	$1,797	113.8%
Excess and Surplus	499	50	898.0
International	—	—	—
All Other	(192)	67	(386.6)

Total contingent commissions	$4,149	$1,914	116.8%

Total commissions and fees	$190,530	$169,393	12.5%

Approximately $11.6 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $2.0 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(1.0) million, or (0.6)%. This decrease principally reflects accelerated declines in commercial property and casualty premium rates, partially offset by new business and $2.3 million of commissions recognized under new supplemental commission agreements between the Company’s branches and certain underwriters. These supplemental commissions have replaced contingent commission arrangements that previously existed with these underwriters. The 22.8% increase in Excess and Surplus core commissions and fees can be primarily attributed to acquisitions. Excluding the effect of acquisitions, the change in core commissions and fees for Excess and Surplus was $0.4 million, or 4.8%. This reflects new business production and certain timing differences. Approximately $9.8 million of the increase in core commissions and fees for International resulted from the acquisition of Glencairn Group Limited in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International increased $0.2 million, or 6.5%. This increase is primarily attributable to the impact of currency exchange rate fluctuations and certain timing differences. The 25.4% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of one business in 2007.

Contingent commissions increased $2.2 million, or 116.8%. The change in contingent commissions is primarily attributed to the Domestic Retail segment acquisitions and increased payments from certain carriers in the current quarter.

Operating Expenses and Other Results

Expenses for the quarter increased $22.8 million, or 16.0%. Compensation and employee benefits increased $15.4 million. Compensation and employee benefits increased in the Company’s Domestic Retail and International segments primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies. Other operating expenses increased $9.5 million mainly due to acquisitions of insurance agencies and a specific error and omissions claim charge. This error and omissions claim relates to an alleged error that occurred in 2001. In the 2007 third quarter, an unfavorable judgment for this matter was reached against the Company. Subsequent to the judgment, the Company was denied insurance coverage. The Company has recorded a $6.4 million charge for the judgment and related costs. The Company intends to appeal the judgment and is continuing to pursue insurance coverage on this claim.

Depreciation expense was relatively unchanged between the quarters. Amortization of intangibles increased approximately $2.2 million due primarily to intangible assets acquired in 2007 acquisitions. Interest expense increased $1.1 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The 2007 third quarter operating expenses included a debt extinguishment loss of $0.1 million associated with the Company’s repayment of the outstanding term loans under the Company’s Credit Agreement in September 2007. The charge represents financing costs previously deferred in connection with the financing of the Company’s credit. See “Note K—Long-Term Debt” of Notes to Consolidated Financial Statements for more information on this matter.

The 2007 third quarter operating expenses also included a regulatory charge and related costs accrual adjustment of $(5.7) million. This item represents a reduction of the accrual recorded in the 2005 third quarter for a regulatory settlement and related costs. See “Note H—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements for more information on this matter.

The 2006 third quarter operating expenses included a $0.2 million reassessment of prior year lease termination charges related to the integration of Hobbs Group, LLC. See “Note L—Integration Costs” of Notes to Consolidated Financial Statements for more information on this matter.

The effective tax rate for the Company was 34.8% and 37.6% for the three months ended September 30, 2007 and 2006, respectively. The lower effective tax rate for the 2007 third quarter was primarily due to non-deductible items in the regulatory charge reduction and higher tax exempt investment income.

Nine Months Ended September 30, 2007

Net income for the nine months ended September 30, 2007 was $67.1 million, or $1.81 per share, compared with $65.6 million, or $1.81 per share, for the comparable period last year. Non-recurring gains and asset write-off, net of tax, were $0.6 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. Net income for the 2007 period also included a loss on extinguishment of debt, net of tax, of $44 thousand, and a regulatory charge and related costs reduction, net of tax, of $(4.3) million, or $(0.11) per share. In addition, net income for the 2006 period included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.01 per share, and integration costs, net of tax, of $(0.1) million, or $(0.01) per share. Independent of these non-recurring balances, the year-to-year decrease of $1.4 million, or $0.07 per share, in net income primarily resulted from the net income factors noted for the 2007 third quarter as well as the 2007 first quarter dilutive effect of certain 2007 and 2006 acquisitions.

Commissions and Fees

Total commissions and fees increased $56.9 million, or 10.9%, to $578.6 million for the nine months ended September 30, 2007 from $521.7 million for the comparable period last year. This change reflects a $54.2 million, or 11.3%, increase in core commissions and fees and an increase in contingent commissions of $2.7 million, or 6.2%. These changes are outlined below by segment:

	Nine Months Ended September 30,
(in thousands)	2007	2006	% Change
Domestic Retail	$447,098	$420,772	6.3%
Excess and Surplus	28,283	26,129	8.2
International	41,078	10,796	280.5
All Other	16,382	20,927	(21.7)

Total core commissions and fees	$532,841	$478,624	11.3%

Domestic Retail	$42,655	$40,295	5.9%
Excess and Surplus	2,826	2,841	(0.5)
International	—	—	—
All Other	243	(96)	353.1

Total contingent commissions	$45,724	$43,040	6.2%

Total commissions and fees	$578,565	$521,664	10.9%

Approximately $34.8 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $6.4 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(2.1) million, or (0.5)%. This decrease principally reflects the same factors noted for the 2007 third quarter. The 8.2% increase in Excess and Surplus core commissions and fees can be attributed to acquisitions. Excluding the effect of acquisitions, the change in core commissions and fees for Excess and Surplus was $(0.6) million, or (2.3)%. This decrease reflects lower premium rates and reduced placements resulting from the improved competitiveness of standard retail markets. Approximately $29.0 million of the increase in core commissions and fees for International resulted from the acquisition of Glencairn Group Limited in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International increased $1.3 million, or 11.7%. This increase is attributable to new business production. The 21.7% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of one business in 2007.

Contingent commissions increased $2.7 million, or 6.2%. The change in contingent commissions is due to similar factors noted for the 2007 third quarter.

Operating Expenses and Other Results

Expenses for the first nine months increased $57.1 million, or 13.3%. Compensation and employee benefits increased $38.9 million. Compensation and employee benefits increased in the Company’s Domestic Retail and International segments primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies. Other operating expenses increased $14.7 million mainly due to acquisitions of insurance agencies and a specific error and omissions claim charge as noted in the earlier third quarter discussion.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased approximately $6.9 million due primarily to intangible assets acquired in 2007 and 2006 acquisitions. Interest expense increased $2.6 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The operating expenses in the first nine months of 2007 included the debt extinguishment loss of $0.1 million and the $(5.7) million regulatory accrual reduction which were noted in the earlier third quarter discussion.

The operating expenses in the first nine months of 2006 included the $0.2 million reassessment of prior year integration costs noted in the earlier third quarter discussion. The operating expenses in the 2006 period also included a debt extinguishment loss of $0.9 million associated with the Company’s entry into a new credit agreement in April 2006. See “Note K—Long-Term Debt” of Notes to Consolidated Financial Statements for more information on this matter.

The effective tax rate for the Company was 38.1% and 38.7% for the nine months ended September 30, 2007 and 2006, respectively.

Other

For the three months ended September 30, 2007, net income as a percentage of revenues did not vary significantly from the three months ended June 30, 2007. Commission income was slightly lower during the third quarter due to lower contingent commissions.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the nine months ended September 30, 2007 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $110.8 million and $77.3 million for the nine months ended September 30, 2007 and 2006, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters. Because the timing of such transactions varies, net cash flows from operating activities may vary substantially from period-to-period.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $6.3 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively. The purchase of insurance agencies utilized cash of $97.2 million and $50.8 million in the nine months ended September 30, 2007 and 2006, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through the Company’s Common Stock and/or deferred cash and Common Stock payments. Cash proceeds from the sales of offices, insurance accounts and other assets totaled $15.0 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively. The Company did not have any material capital expenditure commitments as of September 30, 2007.

Financing activities provided (utilized) cash of $44.2 million and $(28.5) million in the nine months ended September 30, 2007 and 2006, respectively, as the Company borrowed funds, received funds on stock option exercises, made dividend and debt payments, and repurchased Common Stock. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. For the nine months ended September 30, 2007, no shares of the Company’s Common Stock were purchased on the open market. The Company repurchased 633,300 shares of its Common Stock on the open market for $25.0 million during the nine months ended September 30, 2006. The Company is currently authorized for 2007 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of December 31, 2006, the Company had under its Credit Agreement (the Credit Agreement), outstanding term loans of $99.3 million and outstanding revolving credit facility borrowings of $130.6 million. On September 10, 2007, the Company entered into (i) a Note Purchase and Private Shelf Agreement (the Note Purchase Agreement) with The Prudential Insurance Company of America (Prudential) and (ii) Amendment No. 2 to Credit Agreement and Joinder Agreement (the Amendment and Joinder Agreement) with Bank of America, N.A. and other lenders.

Under the Note Purchase Agreement, the Company issued $100.0 million of Senior Secured Notes, Series A (the Series A Notes) to Prudential. The Series A Notes will mature on August 27, 2017 and bear interest at an annual fixed rate of 6.44%. The proceeds from the Series A Notes issuance were primarily used to prepay the $98.8 million of term loans outstanding under the Credit Agreement. The Note Purchase Agreement also provides for an uncommitted shelf facility by which the Company may issue, over the next three years, up to $100.0 million of Senior Secured Notes to Prudential at a fixed interest rate and with a maturity date not to exceed ten years. The interest rate will be based on the Treasury Rate available at the time of borrowing plus a negotiated spread. The Note Purchase Agreement provides, among other terms, requirements for maintaining certain financial ratios and specific limits or restrictions on foreign acquisitions, indebtedness, investments, payment of dividends, and repurchases of common stock. In addition, under certain prepayment events, the Company may be required to pay additional fees as part of a prepayment.

The Amendment and Joinder Agreement amends the Credit Agreement to (i) permit entry into the Note Purchase Agreement, (ii) increase the aggregate principal amount of the revolving credit facility from $325.0 million to $445.0 million, (iii) permit the Company to request additional aggregate principal amounts up to $125.0 million for the revolving credit facility, and (iv) consent to the acquisition of Banc of America Corporate Insurance Agency LLC and allow its exclusion from the acquisition limitation covenant of the Credit Agreement. Subsequent to the Amendment and Joinder Agreement, the Company increased the aggregate principal amount of the revolving credit facility by $5.0 million to a total of $450.0 million.

In connection with entering into the Note Purchase Agreement and issuing $100.0 million of related notes, the Company deferred $0.2 million of debt issuance costs which will be amortized as additional interest over the term of the notes.

As of September 30, 2007, the Company had, under its Note Purchase Agreement, outstanding notes of $100.0 million which will mature on August 27, 2017.

As of September 30, 2007, the Company had, under its credit agreement with Bank of America, N.A. and other lenders (the Credit Agreement), outstanding revolving credit facility borrowings of $195.6 million; and $254.0 million available under the revolving credit facility for future borrowings. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread. The revolving credit facility matures in 2011. In connection with the April 2006 entry into and the September 2007 amending of the Credit Agreement, the Company deferred $1.5 million and $1.0 million, respectively, of debt issuance costs which will be amortized as additional interest expense over the term of the credit facility.

The Company had a current ratio (current assets to current liabilities) of 1.15 to 1.00 as of September 30, 2007. Shareholders’ equity of $689.6 million at September 30, 2007, is improved from $603.4 million at December 31, 2006. The debt to equity ratio at September 30, 2007 of 0.45 to 1.00 is increased from the ratio at December 31, 2006 of 0.38 to 1.00 due to borrowings against the Company’s revolving credit facility partially offset by net income and the issuance of Common Stock.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short- and long-term funding needs.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. For further information, see “Note C—Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of Statement 157 will have on its financial position and results of operations.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. In the 2007 third quarter, the Company reduced the accrual for the previously recognized regulatory charge by $5.7 million. For further information on this agreement and the regulatory charge, see “Note H—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

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

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company has eliminated National Override Agreements commissions effective for business written on or after January 1, 2005, and it is uncertain whether additional contingent commissions payable to the Company will offset the loss of such revenues; the Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues; the Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers; the Company has international operations, particularly in the United Kingdom, which expose the Company to various legal, economic and market risks including foreign currency exchange rate fluctuations; the Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company is subject to governmental regulation which may impact operating results and/or growth; the business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation; the Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely effect the Company’s results of operations; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations; and the Company’s operating results could be adversely affected if the value of intangible assets is not fully realized.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2007, approximately 61% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

c) No purchases of Common Stock occurred in the third quarter of 2007 under the publicly announced share-repurchase program (the 2004 Program).

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the quarter relating to the plans was 3,410, at an average price per share of $43.83.

Item 6.	EXHIBITS.

a) Exhibits

Exhibit No.	Document

10.1	Amendment No. 1 to Credit Agreement, dated July 13, 2007, among the Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2007, File No. 0-15981)

10.2	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Martin L. Vaughan, III*

10.3	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with F. Michael Crowley*

10.4	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Timothy J. Korman*

10.5	Note Purchase and Private Shelf Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and The Prudential Insurance Company of America*

10.6	Amendment No. 2 to Credit Agreement and Joinder Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and Bank of America, N.A. and other lenders*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date November 1, 2007	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date November 1, 2007	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date November 1, 2007	By:	/s/ JOHN HAMERSKI
John Hamerski
Vice President and Controller
(Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	Amendment No. 1 to Credit Agreement, dated July 13, 2007, among the Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2007, File No. 0-15981)

10.2	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Martin L. Vaughan, III*

10.3	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with F. Michael Crowley*

10.4	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Timothy J. Korman*

10.5	Note Purchase and Private Shelf Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and The Prudential Insurance Company of America*

10.6	Amendment No. 2 to Credit Agreement and Joinder Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and Bank of America, N.A. and other lenders*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith