Form 10-K
period 2007-12-31
HILB ROGAL & HOBBS CO
filed 2008-02-29
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐
	(Do not check if a smaller reporting company)	Smaller reporting company ☐

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

$1,497,495,000 as of June 30, 2007

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, no par value	36,755,000

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year, are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS.

The Company

Hilb Rogal & Hobbs Company serves as an insurance and risk management intermediary between its clients and insurance companies that underwrite client risks. With offices located throughout the United States and in London, England as well as Russia, South Africa and Australia, the Company helps clients manage their risks in property and casualty, employee benefits, professional liability and other areas of specialized exposure.

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

Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports), filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The reports are made available on the Company’s website as soon as practicable following the filing of such documents with the SEC. In addition, the Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and the Charters of the Audit Committee, Corporate Governance Committee, Human Resources & Compensation Committee, Corporate Affairs Committee, Finance Committee, and Business Practices Committee are available to shareholders of the Company and the public. These documents are available through the “Investor Relations” section of the Company’s website, or printed copies are available upon written request to the Company’s Secretary at the address set forth above. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Overview

The Company’s client base ranges from personal to large national accounts and is primarily comprised of middle-market and major commercial and industrial accounts. Middle-market businesses are generally businesses that do not have internal risk management departments and outsource that function to an intermediary. Major accounts typically have risk management departments and generate annual commissions and fees in excess of $100,000.

Insurance commissions (and fees in lieu of commission) accounted for approximately 94% of the Company’s total revenues in 2007. The Company also advises clients on risk management and employee benefits and provides claims management and loss control consulting services, on an unbundled basis, to clients, which contributed approximately 4% of revenues in 2007.

The Company’s offices typically act as insurance producers for a large number of insurance companies, which gives the Company access to specialized products and capacity needed by its clients. Offices, with the support of national resources, are staffed to handle the broad variety of insurance needs of their clients. The Company also markets excess and surplus lines insurance, reinsurance and specialty programs through its excess and surplus lines offices, reinsurance offices and Managing General Agencies/Underwriters (MGA/MGU) to its own offices and other intermediaries.

The Company’s operations currently consist of three reportable segments, Domestic Retail, Excess and Surplus, and International, as well as an All Other category. The Company’s Domestic Retail segment consists of (i) seven United States regional operating units which oversee offices and (ii) coordinated national resources providing marketing and specialized industry or product expertise. The segment’s focus includes risk areas such as property and casualty, employee benefits and personal lines. The coordinated national resources are available as needed to offices, without regard to geographic boundaries, to further enhance service capacity to larger and more complex clients. These national resources supplement the offices with specialized skills in claims management, loss control, and complex risk areas such as aviation, complex property, marine, executive risk, construction and environmental. The regional operating units provide certain administrative services including communication, leadership, management and coordination of resources among local offices, carrier relationship management and financial supervision. The purpose of these regional services is to focus the resources and efforts of local offices on overall client service which includes account retention, new business production and more timely responses to client needs. By managing and coordinating complementary resources, the Domestic Retail segment enables each office to address a broader spectrum of client needs and respond more quickly and expertly than each could do on a stand-alone basis. The seven U.S. regions are the Mid-Atlantic (Delaware, Maryland, Ohio, Pennsylvania and Virginia); New England (Connecticut, Maine, Massachusetts and New Hampshire); Northeast Metro (Connecticut, New Jersey, New York and Pennsylvania); Southeast (Alabama, Florida, Georgia and Tennessee); Central (Kansas, Oklahoma and Texas); West (Arizona, California, Colorado, Nevada, Oregon and Wyoming) and the Midwest (Illinois, Michigan, Nebraska and Wisconsin). At times, operations have been streamlined by merging multiple locations in the same city or state into a single profit center and converting smaller locations into sales offices of a larger profit center in the same region.

The Excess and Surplus segment has operating units specializing in excess and surplus lines brokerage (California, Florida, Illinois, Louisiana and Texas). The International segment has operating units with a focus towards wholesale and reinsurance brokerage (London, England with branch offices in Australia, Russia and South Africa). The All Other category has operating units with a focus towards MGA/MGU business (Connecticut and Vermont).

The Company has established direct access to certain foreign insurance markets without the need to share commissions with excess and surplus lines brokers. This direct access allows the Company to enhance its revenues from insurance products written by foreign insurers and allows it to provide a broader array of insurance products to its clients.

The Company believes that a key to its success has been a strong emphasis on client service by experienced personnel with established community relations. The Company’s offices are largely decentralized with respect to client solicitation, account maintenance, underwriting decisions and selection of insurance companies, but are supplemented by coordinated national resources in areas of insurance specialization. The Company maintains centralized administrative functions, including cash management and investment, human resources and legal functions, through its corporate headquarters to allow the sales and support personnel to focus on business production and retention. Accounting records and systems are maintained at branch offices, but the Company requires branch offices to comply with standardized financial reporting and control requirements. Through its internal auditing department, Company personnel periodically visit offices and monitor compliance with internal accounting controls and procedures.

The Company derives income primarily from commissions on the sale of insurance products to clients paid by the insurance underwriters with which the offices place their clients’ insurance. In some cases, the Company is compensated by a fee paid directly by the client. The Company typically acts as an insurance producer in soliciting, negotiating and effecting contracts of insurance through insurance companies and occasionally as a broker in procuring contracts of insurance on behalf of insureds. In the past three years, the Company has derived in excess of 90% of its commission and fee revenue from the sale of insurance products, principally property and casualty and employee benefits insurance. The balance is primarily derived from service fee income related to claims management and loss control services, program administration and workers compensation consultative services. See “Note Q—Segment Information” of Notes to Consolidated Financial Statements in Item 8 of this report for additional information on revenue by line of business. Within its range of services, the Company also places surplus lines coverages (coverages not available from insurance companies licensed by the states in which the risks are located) with surplus lines insurers for various specialized risks.

Insurance agents’ commissions are generally a percentage of the premium paid by the client. Commission rates vary substantially within the insurance industry. Commissions depend upon a number of factors, including the type of insurance, the amount of the premium, the particular insurer, the capacity in which the Company acts and the scope of the services it renders to the client. In 2007, the Company’s branch offices entered into new supplemental commission agreements with certain underwriters which replaced contingent commission arrangements that previously existed with these underwriters. Supplemental commissions are a percentage of the premium paid by the client when the Company’s branch has served as an agent of the underwriter rather than as a broker of the client. The Company’s branch offices have historically entered into contingent commission arrangements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Contingent commissions are generally received in the first and second quarters of each year which accordingly, may cause earnings for those quarters to vary from other quarterly results.

The Company provides a variety of professional services to assist clients in analyzing risks and in determining whether protection against risks is best obtained through the purchase of insurance or through retention of all, or a portion, of those risks and the adoption of risk management policies and cost-effective loss control and prevention programs.

No material part of the Company’s business is dependent on a single client or on a few clients, and the Company does not depend on a single industry or type of client for a substantial amount of its business. In 2007, the largest single client accounted for less than 0.4% of the Company’s total revenues.

Industry Regulatory Matters

The Company and certain other companies in the insurance intermediary industry have been subject to investigations and inquiries by various governmental authorities regarding business practices and broker compensation arrangements. On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. For further information on this agreement, see “Note M-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements in Item 8 of this report. Following is additional information regarding governmental investigations into the insurance intermediary industry’s business practices and broker compensation arrangements.

In October 2004, the Office of the Attorney General of the State of New York (NYAG) filed a lawsuit against Marsh & McLennan Companies, Inc. and its subsidiary Marsh Inc. (collectively Marsh), the world’s largest insurance broker, alleging statutory and common law fraud, securities fraud, bid-rigging and other antitrust violations in the placement of insurance business. In March 2005, the NYAG filed a lawsuit against Aon Corporation (Aon), the world’s second largest insurance broker, alleging fraudulent business practices, common law fraud and securities fraud in connection with the conduct of its placement of insurance business. Marsh and Aon each entered into settlement agreements with the NYAG and certain state regulators in 2005. In April 2005, Willis Group Holdings Limited, Willis North America Inc. and Willis of New York, Inc. (collectively Willis) entered into an agreement with the NYAG and the New York state insurance regulator to resolve issues related to investigations of its business practices conducted by the NYAG and the state regulator. In May 2005, Arthur J. Gallagher & Co. and its subsidiaries and affiliates, except for Gallagher Bassett Services, Inc., (collectively Gallagher), entered into an Assurance of Voluntary Compliance with the Attorney General of the State of Illinois and the Illinois state insurance regulator to resolve issues related to investigations of its business practices conducted by the Illinois regulators.

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

Contingent and National Override Agreements Commissions

As a result of the industry and regulatory developments described above, changes occurred with respect to the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. The Company has historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters.

For 2007, 2006 and 2005, the Company recognized contingent and National Override Agreements commissions of $48.4 million, $44.2 million and $48.5 million, respectively. All of the 2007 and 2006 amounts were from standard contingency agreements. Of the 2005 amount, 94% was from standard contingency agreements and 6% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. National Override Agreements mean corporate-wide compensation agreements negotiated by the Company with those certain insurance companies on behalf of all of the Company’s offices to receive commissions in lieu of standard contingent compensation arrangements with each office of the Company. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into industry standard local contingency agreements with those insurance underwriters.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry. For information on industry litigation, see Part I, Item 3—Legal Proceedings.

Operating History and Acquisition Program

The Company was formed in 1982 to acquire and operate an existing insurance agency network. At that time, the Company undertook a program of consolidating agencies, closing or selling unprofitable locations and acquiring new agencies. Since 1984, over 230 independent agencies have been acquired. The purchase price of an agency is typically paid in cash, common stock and/or deferred payments of cash and/or common stock.

Since 1997, the Company’s acquisition program has been focused on independent intermediaries that fit into the Company’s current operating models and strategic plans, targeting entities that strengthen its segments and middle-market and major account positions or add to its specialty lines of business and increase its range of services.

The Company has substantial experience in acquiring insurance agencies. Generally, each acquisition candidate is subjected to a due diligence process in which the Company evaluates the quality and reputation of the business and its management, revenues and earnings, specialized products and expertise, administrative and accounting records, growth potential, and location. For candidates that pass this screening process, the Company uses a pricing method that emphasizes pro forma revenues, profits and tangible net worth. As a condition to completing an acquisition, the Company generally requires that the principals and key employees be subject to restrictive covenants. Once the acquisition is consummated, the Company takes steps to introduce its procedures and to integrate the agency’s systems and employees into the Company.

Competition

The Company participates in a very competitive industry. Competition is primarily based on expertise, relationships, service and price. The Company is the eighth largest insurance and risk management intermediary firm in the United States serving a wide variety of clients through its offices located in 30 states. Many of the Company’s competitors are larger and have greater resources than the Company and operate on a larger international scale. Four of these competitors are significantly larger, having more than double the commissions and/or fee revenues of the Company.

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

Employees

As of December 31, 2007, the Company had approximately 4,200 employees. No employees are currently represented by a union. The Company believes its relations with its employees are good.

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

Ownership of Insurers and Reinsurers

Except for Theodore L. Chandler, Jr., and Anthony F. Markel, no executive officer or director of the Company has greater than $1,000,000 of ownership interest in an insurance or reinsurance company. Mr. Chandler’s interest is in LandAmerica Financial Group, Inc. Mr. Markel’s interest is in Markel Corporation.

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

The Company purchases insurance to provide protection from errors and omissions claims that may arise in the ordinary course of business, subject to self-insured deductibles and limits. As of December 31, 2007, the Company’s deductible was $2.5 million per claim and the overall coverage limit was $50.0 million. The Company’s business, results of operations, financial condition and liquidity may be adversely affected if, in the future, its insurance coverage is inadequate or unavailable or there is a general increase in the number or amounts of claims to which the Company is exposed. The Company’s future ability to obtain professional indemnity insurance in the amounts and with the deductibles and limits it desires may be adversely impacted by general developments in the market for such insurance or the Company’s own claims experience.

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

Costs incurred related to investigations, private litigation and class actions are uncertain and difficult to predict. In addition to routine litigation and disclosed investigations, the Company has been named as a defendant in one purported class action brought against a number of brokers in the insurance industry. The final outcome of these matters and similar matters, and related costs, cannot be determined. An unfavorable resolution to these matters could adversely impact the Company’s results of operations. In addition, litigation and other proceedings may harm the Company’s reputation or divert management resources from operating the business.

A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company.

At December 31, 2007, the Company had $427.1 million of consolidated debt outstanding and $254.1 million available under its revolving credit facility and uncommitted shelf facility for future borrowings. A decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company’s borrowing costs and financial flexibility.

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

The Company’s total assets at December 31, 2007 reflect goodwill and other intangible assets (net) of approximately $794 million and $258 million, or 44% and 14% of total assets, respectively. There can be no assurance that such goodwill or intangible assets will be realizable. The Company evaluates, on a periodic basis or when impairment indicators are present, whether the carrying value of these assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. Any event or change in circumstances leading to a future determination requiring additional write-offs of a significant portion of these assets could adversely affect the Company’s results of operations.

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

Forward-looking statements in Form 10-K or other filings by the Company with the SEC, in the Company’s news releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer include the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions that are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

The Company leases its corporate office in Glen Allen, Virginia. The Company’s subsidiaries also conduct their business operations from leased office space in various jurisdictions where located. Information on the Company’s lease commitments is incorporated by reference to the material contained in “Note G-Leases” of Notes to Consolidated Financial Statements included in Item 8 of this report. The Company believes that its properties are in good condition and are suitable and adequate for its purposes.

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

Information on the Company’s material legal proceedings is incorporated by reference to the material contained in “Note P—Commitments and Contingencies” of Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are as follows:

Martin L. Vaughan, III, 60, has been Chairman and Chief Executive Officer since May 2003. He has been a Director of the Company since 1999. Prior thereto, he was President of the Company from 2000 to 2003 and Chief Operating Officer from 1999 to 2003.

F. Michael Crowley, 56, has been President since September 2005. He was Executive Vice President, National Director for Property and Casualty from 2004 to 2005. Prior thereto, he was Vice Chairman of Palmer & Cay, Inc. from 2002 to 2004 and President and Chief Operating Officer of Palmer & Cay, Inc. from 1998 to 2002.

Michael Dinkins, 53, has been Executive Vice President and Chief Financial Officer since October 2005. Prior thereto, he was Vice President-Global Control and Reengineering of Guidant Corporation from 2004 to 2005; Vice President and Chief Financial Officer of Worldwide Customer Services Operations for NCR Corporation from 2002 to 2004; and Chairman, President and Chief Executive Officer of Access Worldwide Communications from 1999 to 2002.

Timothy J. Korman, 55, has been Executive Vice President, Mergers and Acquisitions since 1997 and was a Director of the Company from 1999 to 2005. He is a first cousin of Robert S. Ukrop, a Director of the Company.

Walter L. Smith, 50, has been Senior Vice President, Business Practices and Quality Assurance since October 2005. He has been Senior Vice President of the Company since 2001. He has been Secretary of the Company since 1998. He was General Counsel of the Company from 1988 to 2005.

Robert P. Abramson, 55, has been Vice President, Director of Excess & Surplus Lines since 2006. Prior thereto, he was President of Bliss and Glennon, Inc. from 1992 to 2006.

Frank H. Beard, 60, has been Vice President, National Director of Property and Casualty since November 2005. Prior thereto, he was Managing Director of Risk Practices and Carrier Relations for Wachovia from May to November 2005 and Executive Vice President for Palmer & Cay, Inc. from 1999 to May 2005.

William L. Chaufty, 55, has been Vice President since 1998. He has been Director of the Central Region since 1997.

William F. Creedon, 47, has been Vice President and Director of the West Region since February 2006. Prior thereto, he was President of Hilb Rogal & Hobbs of Colorado, Inc. from 2002 to 2006. He was an Executive Vice President with Hobbs Group, LLC from 1996 to 2002.

Steven C. Deal, 54, has been Vice President since 1998. He has been Director of the Mid-Atlantic Region since 2000. He has also been Chairman of Hilb Rogal & Hobbs of Virginia, Inc. since 1997.

Peter Gruenberg, 44, has been Vice President, National Director of Employee Benefits since February 2008. Prior thereto, he was Executive Vice President of HRH Metro Northeast, LLC from November 2007 to February 2008; Executive Vice President of Banc of America Corporate Insurance Agency, LLC from 2004 to 2007; and Executive Vice President of Fleet Insurance Services from 2002 to 2004.

Steven P. Hearn, 41, has been Vice President and Director of International since January 2007. He was Chairman from 2005 to 2007 and has been Chief Executive Officer since 2003 of Glencairn Group Limited. Prior thereto, he was Managing Director of Glencairn Affinity Limited from 2002 to 2003.

Stanley Jablonowski, 47, has been Vice President and Director of the Northeast Metro Region since November 2007. Prior thereto, he was Chief Executive Officer and President of Banc of America Corporate Insurance Agency, LLC from 2006 to 2007; Insurance Executive Property and Casualty from 2005 to 2006; and Managing Director of Marsh, Inc. – Morristown, New Jersey from 2001 to 2005.

Karl E. Manke, 61, has been Vice President, National Director, Select and Personal Lines since 2003. Prior thereto, he was Vice President, Marketing and Sales Development from 1999 to 2003.

John P. McGrath, 50, has been Vice President and Director of the Midwest Region since November 2003. He was Senior Vice President—Business and Product Development from 1999 to 2003.

Robert S. O’Brien, 52, has been Vice President, National Director of Production and Sales Development since August 2003. Prior thereto, he was Senior Vice President of Marketing for Hobbs Group, LLC from 2002 to 2003 and Vice President of Marketing from 2001 to 2002.

J. Thomas Stiles, 56, has been Vice President and Director of the Southeast Region since June 2004. Prior thereto, he was a Senior Vice President of Hobbs Group, LLC from 1997 to 2004.

John Hamerski, 56, has been Vice President, Controller since January 2006. Prior thereto, he was Vice President and Chief Financial Officer of Inyx, Inc. from April 2005 to December 2005. During 2004 and 2005, he performed several consulting assignments including a project for Inyx, Inc. From 1999 to 2004, he was Executive Vice President and Chief Financial Officer of Access Worldwide Communications, Inc.

A. Brent King, 39, has been General Counsel since October 2005. He has been Vice President and Assistant Secretary since 2001. He was Associate General Counsel from 2001 to 2005.

All officers serve at the discretion of the Board of Directors and, to the extent provided for in the Company’s bylaws, the Chairman of the Board. Each holds office until the next annual election of officers by the Board of Directors, which will occur after the Annual Meeting of Shareholders, scheduled to be held on May 6, 2008, or until their successors are elected. There are no family relationships nor any arrangements or understandings between any officer and any other person pursuant to which any such officer was selected, except as noted above.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company’s Common Stock has been publicly traded since July 15, 1987. It is traded on the New York Stock Exchange (NYSE) under the symbol “HRH”. As of December 31, 2007, there were 470 holders of record of the Company’s Common Stock.

The following table sets forth the reported high and low sales prices per share of the Common Stock on the NYSE Composite Tape, based on published financial sources, and the dividends per share declared on Common Stock for the quarter indicated.

Quarter Ended	Sales Price		Cash Dividends Declared
	High	Low
2007
March 31	$49.48	$40.50	$0.120
June 30	50.98	41.94	0.130
September 30	48.60	40.32	0.130
December 31	47.67	40.07	0.130

2006
March 31	$41.50	$37.45	$0.115
June 30	41.88	35.60	0.120
September 30	43.74	36.06	0.120
December 31	45.44	39.10	0.120

The Company’s current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Board of Directors and will be dependent upon the future earnings and financial condition of the Company.

Certain financial covenant ratios in the Company’s current credit facility and Note Purchase Agreement limit the payment of cash dividends and other distributions on the Common Stock of the Company. Limitations imposed by the current and predecessor credit facilities have not restricted the Company’s ability to pay dividends in prior years.

(c) The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly +Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 2007	350,000	$42.51	350,000	$35,120,000
December 2007	7,800	42.39	7,800	$34,790,000

Total	357,800	42.51	357,800

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the fourth quarter of 2007 relating to the plans was 5,161, at an average price per share of $43.98.

Performance Graph

The following performance graph compares the Company’s cumulative total shareholder return on its Common Stock, assuming reinvestment of dividends, with the cumulative total return on the published Standard & Poor’s 500 Index and the cumulative total return on the Company-constructed composite industry index, consisting of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown, Inc., Marsh & McLennan Cos., Inc. and Willis Group Holdings Limited, over the five year period ended December 31, 2007. The Company selected the businesses in the composite industry index in its good faith belief that these other public companies are most similar to the Company’s insurance agency business. In 2006, the Company included Hub International Limited and U.S.I. Holdings Corporation in the composite industry index. For 2007, the Company removed these entities from the composite industry index as they are no longer public companies.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected Financial Data

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements and the related notes included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. The selected statement of consolidated income data set forth below for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003, are derived from our consolidated financial statements.

	Year Ended December 31,
	2007	2006[1]	2005	2004	2003
(In thousands, except per share amounts)
Statement of Consolidated Income Data:[1,2]
Core commissions and fees	$731,572	$651,885	$609,467	$567,293	$514,944
Contingent commissions	48,378	44,156	48,545	42,367	40,788
Investment income	14,213	10,506	6,581	3,176	3,151
Other	5,501	4,298	9,292	6,767	4,764

Total revenues	799,664	710,845	673,885	619,603	563,647
Compensation and employee benefits[1]	455,070	397,323	365,481	333,057	302,760
Other operating expenses	152,705	123,304	127,702	112,274	97,358
Depreciation	8,827	8,268	8,410	8,693	9,082
Amortization of intangibles	33,037	21,516	18,755	13,848	9,828
Interest expense	23,554	18,368	16,243	10,288	10,429
Regulatory charge and related costs[3]	(5,725)	—	42,320	—	—
Integration costs	1,134	(243)	764	1,909	4,094
Loss on extinguishment of debt	72	897	—	1,557	—
Severance charge	—	—	1,303	—	—
Intangible asset impairment charge	—	—	—	—	45,004
Retirement benefit	—	—	—	—	5,195

Total operating expenses	668,674	569,433	580,978	481,626	483,750

Income before income taxes	130,990	141,412	92,907	137,977	79,897

Income taxes	52,865	54,381	36,707	56,563	36,796

Net Income	$78,125	$87,031	$56,200	$81,414	$43,101

Net Income per Share:
Basic	$2.14	$2.42	$1.57	$2.27	$1.25
Assuming Dilution	$2.11	$2.39	$1.55	$2.23	$1.19

Weighted average shares outstanding:
Basic	36,585	35,895	35,756	35,833	34,595
Assuming Dilution	37,060	36,369	36,314	36,493	36,304

Dividends paid per share	$0.5100	$0.4750	$0.4500	$0.4075	$0.3675

Consolidated Balance Sheet Data:
Intangible assets, net	$1,052,278	$785,654	$718,532	$712,938	$569,242
Total assets	1,817,426	1,438,147	1,284,763	1,232,995	1,004,223
Long-term debt, less current portion	412,432	231,957	251,507	265,384	174,012
Other long-term liabilities including deferred income taxes	97,282	76,170	61,031	51,034	27,264
Total shareholders’ equity	683,203	603,369	514,404	475,303	402,414

(1)	Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In accordance with the provisions of this standard, the Company elected to adopt the standard using the modified-prospective method. See Note A of Notes to Consolidated Financial Statements for information.
(2)	See Note K of Notes to Consolidated Financial Statements for information regarding business purchase transactions which impact the comparability of this information. The Company consummated nine and six purchase acquisitions in 2004 and 2003, respectively.
(3)	The Company recorded a regulatory charge representing the Connecticut settlement, related legal and administrative costs, and estimated costs for related pending regulatory matters. In 2007, the Company reduced the accrual for the previously recognized regulatory charge due to new factors concerning the estimated (i) legal and administrative costs to be incurred and (ii) costs for pending regulatory matters. See Note M of Notes to Consolidated Financial Statements for information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The income of an insurance and risk management intermediary such as the Company is principally derived from commissions earned, which are generally percentages of premiums placed with insurance underwriters. Premium pricing within the insurance underwriting industry has been cyclical, varied by region and has displayed a high degree of volatility based on prevailing economic and competitive conditions. Increases and decreases in underlying premium rates may result directly in revenue changes to the Company. From 1987 until 1999, the property and casualty insurance industry had been in a “soft market;” however, beginning in 2000, the industry experienced a firming of commercial premium rates which continued through 2002. In 2003, the industry observed more moderate increases in commercial premium rates. Beginning in the second quarter of 2004, the industry began to observe another softening in property and casualty premium rates which has continued through 2007. In addition, the level of contingent commissions received by the Company, which is based upon the application of certain factors, including profitability of the business, premium growth, total premium volume or some combination of these factors, is subject to annual fluctuations. Management cannot predict the timing or extent of contingent commissions or premium pricing changes due to market conditions or their effects on the Company’s results of operations in the future. The Company’s 2007 revenues have increased primarily due to acquisitions, new business and additional amounts recorded under supplemental commission agreements, partially offset by the effects of continued sharp declines in property and casualty premium rates.

Results of Operations

Net income for the year ended December 31, 2007 decreased 10.2% from $87.0 million, or $2.39 per share for 2006, to $78.1 million, or $2.11 per share. Net income for 2007 and 2006 included various transactions:

-	In 2007, there was a $4.3 million, net of tax, or $0.11 per share, reduction of the previously accrued regulatory charge associated with the Company’s 2005 agreement with the Attorney General of the State of Connecticut to settle certain alleged violations. The 2005 agreement provided for a $30.0 million national fund (the Fund) for distribution to certain clients. The regulatory charge also included related legal and administrative costs and estimated costs for related pending regulatory matters. For more information on this charge, see “Note M—Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements. The 2007 accrual reduction was related to factors concerning the estimated (i) legal and administrative costs to be incurred related to the Fund and (ii) costs for pending regulatory matters.

-	Integration costs, net of tax, of $0.8 million, or $0.02 per share, were also included in 2007 net income. Integration costs for 2007 represented severance and lease termination costs associated with the integration of Glencairn Group Limited (Glencairn) with the Company’s other foreign subsidiaries. Net income for 2006 included an integration costs accrual reduction, net of tax, of $0.1 million, or $0.01 per share relating to costs associated with the Company’s integration of Hobbs Group, LLC (Hobbs), which began after the completion of the Hobbs earn-out on June 30, 2003. The 2006 accrual reduction was due to factors regarding a lease termination.

-	Net income included losses on extinguishment of debt, net of tax, of $44 thousand for 2007 and $0.5 million, or $0.02 per share, for 2006. The 2007 loss on extinguishment of debt was associated with the Company’s September 2007 entry into (i) a Note Purchase and Private Shelf Agreement (the Note Purchase Agreement) with The Prudential Insurance Company of America (Prudential) and (ii) Amendment No. 2 to Credit Agreement and Joinder Agreement (the Amendment and Joinder Agreement) with Bank of America, N.A. and other lenders. The 2006 loss on extinguishment of debt was associated with the Company’s April 2006 entry into the previously referenced credit agreement with Bank of America, N.A. and other lenders. Both charges represented financing costs previously deferred in connection with the financing of the Company’s former credit facility in addition to certain lending fees paid in obtaining the new or amended financing arrangements.

-	Gains on the sale of assets and asset write-offs, net of tax, were $(0.5) million, or $(0.01) per share, and $0.7 million, or $0.02 per share, for the years ended December 31, 2007 and 2006, respectively. These gains on the sale of assets were primarily related to the sales of branch offices and various accounts.

Independent of these items, the year-to-year decrease of $11.5 million, or $0.35 per share, in net income can be primarily attributed to the dilutive effect of a 2007 acquisition, the impact of continued sharp declines in property and casualty premium rates, an unfavorable judgment for a specific errors and omissions claim, and the 2006 recovery of legal fees associated with industry-related class action litigation, partially offset by additional amounts recorded under supplemental commission agreements and increased contingent commission income.

Net income for the year ended December 31, 2006 increased 54.9% from $56.2 million, or $1.55 per share for 2005, to $87.0 million, or $2.39 per share. As noted above, net income for 2006 included a loss on extinguishment of debt, net of tax, of $0.5 million, or $0.02 per share, and an integration costs accrual reduction, net of tax, of $0.1 million, or $0.01 per share. Net income for 2005 included the following items:

-	As previously described, there was a regulatory charge, net of tax, of $26.3 million, or $0.73 per share, related to the Company’s agreement with the Attorney General of the State of Connecticut.

-	A severance charge, net of tax, was incurred for $0.8 million, or $0.02 per share. The severance charge represented estimated payments due to the Company’s former president and chief operating officer under terms of his employment agreement.

-	The Company recorded integration costs, net of tax, of $0.5 million, or $0.01 per share, in 2005. These integration costs were related to facility and lease termination cost accruals associated with the Company’s integration of Hobbs.

-	Gains on the sale of assets, net of tax, were $2.9 million, or $0.08 per share, for the year ended December 31, 2005. These gains on the sale of assets were primarily related to the sales of branch offices and various accounts.

Independent of these items, the year-to-year increase of $5.9 million, or $0.15 per share, in net income can be primarily attributed to higher commissions and fees and reduced legal, compliance and claims expenditures, partially offset by increased compensation and employee benefit costs. In 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123R). The revised standard required all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value. The adoption of Statement 123R in 2006 resulted in additional compensation expense, net of tax, of $4.0 million, or $0.11 per share.

Commissions & Fees

Total commissions and fees increased $83.9 million, or 12.1%, from $696.0 million for 2006 to $780.0 million for 2007. This change reflects a $79.7 million, or 12.2%, increase in core commissions and fees, and an increase in contingent commissions of $4.2 million, or 9.6%. In 2006, commissions and fees increased 5.8%, or $38.0 million, from $658.0 million for the year ended December 31, 2005. These changes are outlined below by segment:

(in thousands)	2007	% Change	2006	% Change	2005
Domestic Retail	$619,419	8.1%	$573,193	6.9%	$536,058
Excess and Surplus	36,508	6.0	34,454	8.7	31,689
International	54,813	224.8	16,874	35.6	12,440
All Other	20,832	(23.9)	27,364	(6.5)	29,280

Total core commissions & fees	$731,572	12.2%	$651,885	7.0%	$609,467
Domestic Retail	$44,684	8.1%	$41,336	(9.8)%	$45,813
Excess and Surplus	2,847	(1.5)	2,891	34.8	2,144
International	—	—	—	—	—
All Other	847	1,293.0	(71)	(112.1)	588

Total contingent commissions	$48,378	9.6%	$44,156	(9.0)%	$48,545

Total commissions & fees	$779,950	12.1%	$696,041	5.8%	$658,012

In 2007, approximately $54.6 million of the core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2007 and 2006. This increase was partially offset by the reduction of core commissions and fees of approximately $8.6 million from the sale of certain agencies and accounts in 2007 and 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $0.2 million. This change reflects additional revenues recorded from new business production and supplemental commission agreements, offset by accelerated declines in commercial property and casualty premium rates. Estimated average commercial property and casualty premium rate declines have ranged between 11.3% and 13.3% in the 2007 quarterly surveys published by the Council of Insurance Agents and Brokers. The $2.1 million, or 6.0%, increase in core commissions and fees for Excess and Surplus can be attributed to $3.7 million in additional revenues from a 2007 acquisition. Excluding the effect of this acquisition, the core commissions and fees for Excess and Surplus decreased $1.6 million, or 4.6%. This decrease is attributable to lower premium rates and reduced placements resulting from improved competitiveness of standard retail markets. Approximately $36.8 million of the increase in core commissions and fees for International resulted from the acquisition of Glencairn in January 2007. Excluding the effect of acquisitions, the core commissions and fees for International increased $1.2 million, or 6.9%. This increase is attributable to new business production and the impact of foreign currency exchange rate fluctuations, partially offset by lower reinsurance placements. The 23.9% decrease in core commissions and fees for the profit centers comprising All Other is primarily attributed to the sale of one business in 2007 and lower premium rates in certain specialty program markets.

Contingent commissions for 2007 increased $4.2 million, or 9.6%, from 2006. The change in contingent commissions is primarily attributed to Domestic Retail segment acquisitions and increased payments from certain carriers.

In 2006, insurance agencies and accounts purchased in 2006 and 2005 accounted for $25.1 million of additional core commissions & fees in the Domestic Retail segment. The core commissions and fees impact from 2006 and 2005 dispositions in Domestic Retail was $9.2 million for 2006. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was 4.0%. This increase reflected new business production, partially offset by accelerated declines in commercial property and casualty premium rates. The 8.7% increase in Excess and Surplus core commissions and fees in 2006 can be attributed to new business production and rate increases on certain policy placements. The 35.6% increase in core commissions and fees for the International segment in 2006 is attributed to net new business production, primarily resulting from investments in new producer talent; increased reinsurance policy placements; and the effect of translating the British pound sterling to American dollars. The 6.5% decrease in core commissions and fees for the profit centers comprising All Other is attributed to lower premium rates for certain specialty program markets and reduced client retention rates for a subsequently divested business unit.

Contingent commissions for 2006 decreased $4.4 million, or 9.0%, from 2005. The change in contingent commissions can be primarily attributed to activity in the Domestic Retail segment. Reduced contingent commissions are the result of the elimination of fee based contingent commission income and reduced payments from certain carriers in the current year.

Compensation & Employee Benefits

Compensation and employee benefits for 2007 were $455.1 million compared to $397.3 million in 2006, an increase of $57.8 million, or 14.5%. The year-over-year increase includes approximately $61.4 million related to 2007 and 2006 purchase acquisitions, partially offset by decreases of $7.1 million related to agencies and accounts sold. Compensation costs for 2007 included $4.8 million related to expensing the fair value of stock options.

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

Other Operating Expenses

Other operating expenses for 2007 increased $29.4 million, or 23.8%, from 2006 mainly due to acquisitions of insurance agencies, a specific error and omissions claim charge, and the 2006 recovery of legal fees. The error and omissions claim related to an alleged error that occurred in 2001. In 2007, an unfavorable judgment for this matter was reached against the Company. Subsequent to the judgment, the Company was denied insurance coverage. The Company recorded a $6.4 million charge for the judgment and related costs. The Company has appealed the judgment and is continuing to pursue insurance coverage on this claim. The 2006 insurance recovery is related to legal fees incurred in 2006 and 2005 to defend the Company in industry-related class action litigation.

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

Other Results

Investment income for 2007 increased $3.7 million, or 35.3%, over the prior year period primarily due to an increase in average cash balances from acquisitions. Investment income for 2006 increased $3.9 million over 2005 primarily due to a higher interest rate environment and an increase in average cash balances. Higher investment income balances are partially offset by increased interest expense. Interest expense was $23.6 million, $18.4 million and $16.2 million in 2007, 2006 and 2005, respectively. Interest expense in 2007 was impacted by increased average borrowings primarily used to assist with the funding of the Company’s acquisition program. Interest expense in 2006 was impacted by the higher interest rate environment, partially offset by more favorable terms under the Credit Agreement.

Amortization expense reflects the amortization of intangible assets acquired in the purchase of insurance agencies and accounts. Amortization expense increased $11.5 million in 2007, which is attributable to acquisitions consummated during 2007 and 2006. Amortization expense increased $2.8 million in 2006 due to acquisitions consummated during 2006 and 2005. Depreciation expense for 2007 increased $0.6 million from 2006 to $8.8 million primarily due to higher amounts for acquisitions and purchases, partially offset by the impact of fully depreciated assets. Depreciation expense for 2006 decreased $0.1 million from 2005 to $8.3 million.

The effective tax rate for the Company was 40.4%, 38.5% and 39.5% in 2007, 2006 and 2005, respectively. The 2007 rate increased due to the tax impact of dispositions and interest and penalty adjustments for uncertain tax positions. The 2006 rate decreased primarily due to higher tax-exempt investment income and a favorable mix of state tax rates.

Over the last three years, inflationary pressure has been relatively modest and did not have a significant effect on the Company’s operations. Contingent commissions received by the Company have historically been heavily weighted in the first and second quarters.

Liquidity and Capital Resources

Net cash provided by operations was $114.6 million, $125.3 million and $102.2 million for 2007, 2006 and 2005, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $10.1 million, $5.7 million and $9.2 million for 2007, 2006 and 2005, respectively. Cash outlays related to the purchase of insurance agencies amounted to $200.6 million, $60.0 million and $23.8 million in 2007, 2006 and 2005, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price of such acquisitions may be paid through common stock and/or deferred cash and common stock payments; see “Note K-Acquisitions” of Notes to Consolidated Financial Statements for additional discussion. Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $16.0 million, $11.0 million and $7.7 million in 2007, 2006 and 2005, respectively.

Financing activities provided (utilized) cash of $122.2 million, $(55.5) million and $(51.5) million for 2007, 2006 and 2005, respectively, as the Company repurchased Common Stock and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. During 2007, the Company repurchased, on the open market, 357,800 shares of its Common Stock for $15.2 million under its stock repurchase program. During 2006, the Company repurchased, on the open market, 633,300 shares of its Common

Stock for $25.0 million under its stock repurchase program. In 2005, the Company repurchased, on the open market, 612,800 shares of its Common Stock for $21.8 million under its stock repurchase program. The Company is currently authorized for 2008 and later years to purchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

On April 26, 2006, the Company entered into the Credit Agreement which provided for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its $240.6 million of borrowings under its Amended and Restated Credit Agreement outstanding at April 26, 2006. The Credit Agreement replaced the Amended and Restated Credit Agreement.

As of December 31, 2006, the Company had, under its Credit Agreement, outstanding term loans of $99.3 million which were due in various amounts through 2013, and outstanding revolving credit facility borrowings of $130.6 million. In January 2007, the Company borrowed an additional $65.0 million under its revolving credit facility to assist with the funding of its acquisition program. In September 2007, the Company entered into the previously referenced (i) Note Purchase Agreement with Prudential and (ii) Amendment and Joinder Agreement with Bank of America, N.A. and other lenders.

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

The Amendment and Joinder Agreement amended the Credit Agreement to (i) permit entry into the Note Purchase Agreement, (ii) increase the aggregate principal amount of the revolving credit facility from $325.0 million to $445.0 million, (iii) permit the Company to request additional aggregate principal amounts up to $125.0 million for the revolving credit facility, and (iv) consent to the acquisition of Banc of America Corporate Insurance Agency, LLC and allow its exclusion from the acquisition limitation covenant of the Credit Agreement. Subsequent to the Amendment and Joinder Agreement, the Company increased the aggregate principal amount of the revolving credit facility by $5.0 million to a total of $450.0 million.

The Credit Agreement provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at December 31, 2007). In addition, the Company pays commitment fees (0.30% at December 31, 2007) on the unused portion of the revolving credit facility. The principal balance of the revolving credit facility is due and payable upon the April 26, 2011 maturity date. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock.

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

As of December 31, 2007, the Company had, under its Note Purchase Agreement, outstanding notes of $100.0 million and $100.0 million available under the uncommitted shelf facility. As of December 31, 2007, the Company had, under its Credit Agreement, outstanding revolving credit facility borrowings of $295.6 million; and $154.1 million available under the revolving credit facility for future borrowings.

The Company has two interest rate swap agreements with a total notional amount of $70.0 million. The Company uses these interest rate swaps to manage interest cost and cash flows associated with variable interest rates.

The Company had a current ratio (current assets to current liabilities) of 1.13 to 1.00 at December 31, 2007. Shareholders’ equity of $683.2 million at December 31, 2007 increased from $603.4 million at December 31, 2006. The debt to equity ratio of 0.60 to 1.00 at December 31, 2007 increased from the prior year-end ratio of 0.38 to 1.00 due to net income and the issuance of Common Stock partially offset by common stock repurchases.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Contractual Obligations

The Company has the following future payments related to contractual obligations as of December 31, 2007:

	Payments due by Period
(in millions) Contractual Obligations	Total	Less than 1 year	1 – 2 years	2 – 3 years	3 – 4 years	After 4 years
Long-term debt(1)	$554,333	$40,766	$37,862	$31,272	$308,016	$136,417
Operating leases	123,583	30,859	24,519	21,224	16,660	30,321
Other long-term liabilities	40,880	4,606	3,590	5,426	4,867	22,391

Total obligations	$718,796	$76,231	$65,971	$57,922	$329,543	$189,129

(1)	Long-term debt includes estimated interest payments related to long-term debt and interest rate swaps that have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2007, the Company had variable rate debt of $295.6 million with a rate of 6.33%. The Company estimated interest payments for variable rate debt using the effective interest rates as of December 31, 2007. As of December 31, 2007, the Company had interest rate swaps with a total notional amount of $70.0 million.

Industry Regulatory Matters

On August 31, 2005, the Company entered into an agreement with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney General and the Commissioner into certain insurance brokerage and insurance agency practices (the Investigations) and to settle an action commenced on August 31, 2005 by the Attorney General in the Connecticut Superior Court alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. In the agreement, the Company agreed to take certain actions including establishing a $30.0 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and to not accept or request contingent compensation on brokerage business. In 2007, the Company reduced the accrual for the previously recognized regulatory charge by $5.7 million. For further information on this agreement, see “Note M-Regulatory Charge and Related Matters” of Notes to Consolidated Financial Statements.

Contingent and National Override Agreements Commissions

As a result of the industry and regulatory developments, changes occurred with respect to the longstanding insurance industry practice of contingent and override commissions paid to agents and brokers by underwriters. Prior to the agreement with the Attorney General and the Commissioner, the Company had historically entered into contingent and override commission agreements with various underwriters. Contingent commissions are commissions paid by underwriters based on profitability of the business, premium growth, total premium volume or some combination of these factors. Revenue from contingent commissions is heavily weighted in the first and second quarters.

For 2007, 2006 and 2005, the Company recognized contingent and National Override Agreements commissions of $48.4 million, $44.2 million and $48.5 million, respectively. Of the 2007 and 2006 annual amounts, 100% was from standard contingency agreements and none were from National Override Agreements. Of the 2005 annual amount, 94% was from standard contingency agreements and 6% was from National Override Agreements. The standard contingency agreements are entered into and maintained at the local office level. National Override Agreements, as defined in the agreement with the Attorney General, mean corporate-wide compensation agreements negotiated by the Company with certain insurance companies on behalf of all of the Company’s offices to receive commissions in lieu of standard contingent compensation arrangements with each office of the Company. Effective for business written on or after January 1, 2005, these National Override Agreements reverted into industry standard local contingency arrangements.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry. For information on industry and other litigation, see “Note P-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

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

Revenue Recognition

The Company is engaged in insurance agency and brokerage activities and derives revenues primarily from commissions on the sale of insurance products to clients that are paid by the insurance underwriters with whom its subsidiary agencies place their clients’ insurance. Generally, commission income (and fees in lieu of commission), as well as the related premiums receivable from clients and premiums payable to insurance companies, is recognized as of the effective date of insurance coverage or billing date, whichever is later, net of an allowance for estimated policy cancellations. Commissions on premiums billed and collected directly by insurance companies on its middle-market and major accounts property and casualty business are recorded as revenue on the later of the billing date or the effective date. Commissions on premiums billed and collected directly by insurance companies on other property and casualty and employee benefits business are recorded as revenue when received. Contingent commissions and miscellaneous commissions are recorded as revenue when received. Supplemental commissions are recorded on an accrual basis when data becomes available which generally represents a one-month lag. Service fees are recognized over the period which the services are rendered.

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

Intangible Assets

The Company has acquired significant intangible assets in business acquisitions. The valuation of intangible assets is subject to significant assumptions including projected future operating results. The determination of estimated useful lives and whether the assets are impaired requires significant judgment and affects the amount of future amortization and possible impairment charges. The Company tests goodwill for impairment annually in the fourth quarter, or sooner if impairment indicators arise. The fair value of the reporting units is estimated by applying valuation multiples to the reporting units’ revenues and operating profits. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value for the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. Based on our testing, no impairment was identified for the years ended December 31, 2007, 2006 or 2005. However, since the estimated fair values are subject to change based on operating performance and other factors, future impairment charges are possible. In addition, when impairment indicators are present, intangible assets subject to amortization are reviewed for recoverability using estimated future undiscounted cash flows relating to these assets.

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

Income Taxes

The Company records an income tax provision for the expected tax consequences of its reported results. The Company’s provision includes deferred income taxes to reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its ability to realize the deferred tax assets in the future and records a valuation allowance when necessary. The determination of income taxes and assessment of realization of deferred tax assets requires significant judgment due to the complexity of tax laws and the Company’s operation internationally and in multiple states.

Recent Accounting Pronouncements

In 2006, the Company adopted Statement 123R. For additional information on the adoption of Statement 123R, see “Note A-Significant Accounting Policies” of Notes to Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. As required, the Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. For further information, see “Note F—Income Taxes” of Notes to Consolidated Financial Statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The Company continues to evaluate the application of Statement 157 for non-financial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations.

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement 141R). Statement 141R requires that an acquirer (i) recognize, with certain exceptions, 100% of the fair value of the assets and liabilities acquired; (ii) include contingent consideration arrangements in the purchase price consideration at their acquisition date fair values; and (iii) expense all acquisition-related transaction costs as incurred. Statement 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.

Risk Factors and Forward-Looking Statements

Information concerning the Company’s risk factors and forward-looking statements is incorporated by reference to the material included in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2007, approximately 47% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

The Company also has market risk exposure associated with fluctuations in foreign currency exchange rates, primarily relating to its United Kingdom subsidiaries. This risk results from (i) translating the financial statements of our foreign subsidiaries into U.S. dollars and (ii) our foreign subsidiaries receiving revenues or incurring obligations in currencies that differ from their functional currencies. To manage foreign currency exchange rate risk, the Company utilizes derivative financial instruments to reduce its exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $109,330 and $59,821, respectively, of restricted funds	$294,407	$254,811
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $3,972 and $3,713, respectively	319,025	273,523
Other	47,190	34,169

	366,215	307,692
Prepaid expenses and other current assets	42,200	33,869

TOTAL CURRENT ASSETS	702,822	596,372
PROPERTY AND EQUIPMENT, NET	26,023	22,178
GOODWILL	794,007	636,997
OTHER INTANGIBLE ASSETS, NET	258,271	148,657

	1,052,278	785,654
OTHER ASSETS	36,303	33,943

	$1,817,426	$1,438,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$453,850	$385,556
Accounts payable	32,380	22,572
Accrued expenses	54,290	70,703
Premium deposits and credits due customers	69,284	38,760
Current portion of long-term debt	14,705	9,060

TOTAL CURRENT LIABILITIES	624,509	526,651
LONG-TERM DEBT	412,432	231,957
DEFERRED INCOME TAXES	50,524	32,231
OTHER LONG-TERM LIABILITIES	46,758	43,939
SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,749 and 36,312 shares, respectively	271,263	250,359
Retained earnings	409,443	350,084
Accumulated other comprehensive income
Unrealized (loss) gain on interest rate swaps, net of deferred tax benefit (expense) of $651 and $(404), respectively	(1,018)	636
Foreign currency translation adjustments	3,515	2,290

	683,203	603,369

	$1,817,426	$1,438,147

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2007	2006	2005
(in thousands, except per share amounts)
REVENUES
Core commissions and fees	$731,572	$651,885	$609,467
Contingent commissions	48,378	44,156	48,545
Investment income	14,213	10,506	6,581
Other	5,501	4,298	9,292

	799,664	710,845	673,885
OPERATING EXPENSES
Compensation and employee benefits	455,070	397,323	365,481
Other operating expenses	152,705	123,304	127,702
Depreciation	8,827	8,268	8,410
Amortization of intangibles	33,037	21,516	18,755
Interest expense	23,554	18,368	16,243
Regulatory charge and related costs	(5,725)	—	42,320
Integration costs	1,134	(243)	764
Loss on extinguishment of debt	72	897	—
Severance charge	—	—	1,303

	668,674	569,433	580,978

INCOME BEFORE INCOME TAXES	130,990	141,412	92,907
Income taxes	52,865	54,381	36,707

NET INCOME	$78,125	$87,031	$56,200

Net Income Per Share:
Basic	$2.14	$2.42	$1.57
Assuming Dilution	$2.11	$2.39	$1.55

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	COMMON STOCK	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

Balance at January 1, 2005	$233,785	$240,125	$1,393
Issuance of 682 shares of Common Stock	17,279
Repurchase of 613 shares of Common Stock	(21,848)
Stock-based compensation	2,097
Income tax benefit from exercise of stock options	1,979
Payment of dividends ($0.450 per share)		(16,138)
Unrealized gain on derivative contracts, net of deferred tax expense of $428			643
Foreign currency translation adjustments			(1,111)
Net income		56,200

Balance at December 31, 2005	233,292	280,187	925
Issuance of 990 shares of Common Stock	30,221
Repurchase of 633 shares of Common Stock	(24,967)
Stock-based compensation	9,097
Income tax benefit from exercise of stock options	2,716
Payment of dividends ($0.475 per share)		(17,134)
Unrealized gain on derivative contracts, net of deferred tax expense of $96			174
Foreign currency translation adjustments			1,827
Net income		87,031

Balance at December 31, 2006	250,359	350,084	2,926
Issuance of 795 shares of Common Stock	25,681
Repurchase of 358 shares of Common Stock	(15,210)
Stock-based compensation	6,914
Income tax benefit from exercise of stock options	3,519
Payment of dividends ($0.510 per share)		(18,766)
Unrealized loss on derivative contracts, net of deferred tax benefit of $1,055			(1,654)
Foreign currency translation adjustments			1,225
Net income		78,125

Balance at December 31, 2007	$271,263	$409,443	$2,497

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
(in thousands)
OPERATING ACTIVITIES
Net income	$78,125	$87,031	$56,200
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory charge and related costs	(5,725)	—	42,320
Integration costs	1,134	(243)	764
Loss on extinguishment of debt	72	897	—
Severance charge	—	—	1,303
Depreciation	8,827	8,268	8,410
Amortization of intangibles	33,037	21,516	18,755
Stock-based compensation	6,914	9,097	2,097
Provision for losses on receivables	1,981	502	753
Provision for deferred income taxes	3,382	5,926	(4,115)
Gain on sale of assets	(2,032)	(1,087)	(5,104)
Income tax benefit from exercise of stock options	—	—	1,979

Changes in operating assets and liabilities net of effects from regulatory charge and related costs, integration costs, loss on extinguishment of debt, severance charge and insurance agency acquisitions and dispositions:

(Increase) decrease in receivables	15,614	(42,567)	(10,238)
Decrease in prepaid expenses	178	3,647	2,046
Increase (decrease) in premiums payable to insurance companies	(36,324)	25,744	21,670
Increase (decrease) in premium deposits and credits due customers	26,648	(1,694)	(7,833)
Increase in accounts payable	5,127	5,045	2,611
Increase (decrease) in accrued expenses	(15,572)	11,210	(6,737)
Decrease in regulatory charge accrual	(10,435)	(3,145)	(22,264)
Other operating activities	3,690	(4,885)	(452)

NET CASH PROVIDED BY OPERATING ACTIVITIES	114,641	125,262	102,165
INVESTING ACTIVITIES
Purchase of property and equipment	(10,147)	(5,720)	(9,224)
Purchase of insurance agencies, net of cash acquired	(200,606)	(60,024)	(23,797)
Proceeds from sale of assets	15,951	11,004	7,738
Purchase of investments	—	—	(13,800)
Sale of investments	—	13,800	—
Other investing activities	(2,347)	1,496	2,462

NET CASH USED IN INVESTING ACTIVITIES	(197,149)	(39,444)	(36,621)
FINANCING ACTIVITIES
Proceeds from long-term debt	289,131	250,625	—
Principal payments on long-term debt	(148,975)	(272,611)	(14,297)
Debt issuance costs	(1,077)	(1,819)	(204)
Repurchase of Common Stock	(15,210)	(24,967)	(21,848)
Proceeds from issuance of Common Stock, net of tax payments for options exercised	13,482	7,712	944
Income tax benefit from exercise of stock options	3,519	2,716	—
Dividends	(18,766)	(17,134)	(16,138)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,104	(55,478)	(51,543)

Increase in cash and cash equivalents	39,596	30,340	14,001
Cash and cash equivalents at beginning of year	254,811	224,471	210,470

CASH AND CASH EQUIVALENTS AT END OF YEAR	$294,407	$254,811	$224,471

See notes to consolidated financial statements.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Hilb Rogal & Hobbs Company, a Virginia corporation, operates offices located in 30 states and in London, England as well as branch locations in Russia, South Africa and Australia. Its principal activity is the performance of insurance and risk management intermediary services which involves placing various types of insurance, including property and casualty, employee benefits, professional liability and other areas of specialized exposure, with insurance underwriters on behalf of its clients.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for the prior years have been reclassified to conform to the current year’s reportable segment structure.

Use of Estimates—The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenues—Commission income (and fees in lieu of commission) as well as the related premiums receivable from clients and premiums payable to insurance companies are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Commissions on premiums billed and collected directly by insurance companies on middle-market and major accounts property and casualty business are recorded as revenue on the later of the billing date or effective date. Commissions on premiums billed and collected directly by insurance companies on other property and casualty and employee benefits business are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned due to the lack of policy and renewal information. Supplemental commissions are recorded on an accrual basis when data becomes available which generally represents a one-month lag. Supplemental commissions relate to supplemental commission agreements between the Company’s branches and certain underwriters which have replaced contingent commission arrangements that previously existed with these underwriters. Supplemental commissions are a percentage of the premium paid by the client when the Company’s branch has served as an agent of the underwriter rather than as a broker of the client.

Contingent commissions are recorded as revenue when received. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit, growth and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission which, in many cases, is the Company’s first notification of amounts earned.

The Company carries a reserve for policy cancellations which is periodically evaluated and adjusted as necessary. Miscellaneous premium and commission adjustments are recorded as they occur. The policy cancellation reserve as of December 31, 2007 and 2006 was $2.9 million and $2.6 million, respectively. For 2007, the cancellation reserve activity was primarily related to new reserves related to acquisitions.

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

Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with the provisions of Financial Accounting Standards Board Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and accounted for under the purchase method. The fair value of identifiable intangible assets is typically estimated based upon discounted future cash flow projections.

Goodwill is tested for impairment annually in the fourth quarter, or sooner if impairment indicators arise. In reviewing goodwill for impairment, potential impairment is identified by comparing the estimated fair value of a reporting unit with its carrying value. The fair value of a reporting unit is estimated by applying valuation multiples to the reporting unit’s revenues and operating profits. The selection of multiples is dependent upon assumptions regarding future levels of operating performance as well as business trends, prospects and market and economic conditions. When the fair value is less than the carrying value of the net assets of a reporting unit, including goodwill, an impairment loss may be recognized. See Note J for additional information. Intangible assets with finite lives are amortized over their useful lives and, when indicators of impairment are present, are reviewed for recoverability using estimated future undiscounted cash flows related to those assets.

Accounting for Stock-Based Compensation—At December 31, 2007, 2006, and 2005, the Company had three stock-based compensation plans. These plans are described more fully in Note H.

Through December 31, 2005, the Company accounted for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R) and accounted for the adoption using the modified-prospective method. The revised standard requires all companies to recognize compensation costs related to all share-based payments (including stock options) in their financial statements at fair value, thereby, upon adoption, eliminating the use of pro forma disclosures to report such amounts.

In applying the modified-prospective method at adoption, effective January 1, 2006, the Company recognized compensation cost based upon fair value for only (i) those share-based awards granted or modified with an effective date subsequent to January 1, 2006 and (ii) share-based awards issued in prior periods that remained unvested at January 1, 2006. No prior period results were restated. In 2005, no stock-based compensation cost for stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation cost relating to restricted stock awards was recognized in both the current and prior periods.

For valuation purposes, the Company uses a Black-Scholes option-pricing model to estimate the fair value of stock option awards. Determining the Black-Scholes fair value of stock options necessitates the development of certain key assumptions. The volatility factor was estimated based on the Company’s historical volatility over the contractual term of the options. The Company also used historical data to derive the option’s expected life and employee forfeiture rates within the valuation model. The risk-free interest rate is based on the United States Treasury yield curve in effect at the date of grant. The dividend yield is predicated on the current annualized dividend payment and the average stock price over the year prior to the grant date.

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

As a result of adopting Statement 123R and no longer accounting for stock-based compensation under APB 25, the Comny’s income before income taxes and net income were reduced for 2007 by $4.8 million and $2.8 million, respectively, and for 2006 by $6.6 million and $4.0 million, respectively. Basic and diluted net income per share were lower by $0.08 in 2007 and $0.11 in 2006 due to the Company’s adoption of Statement 123R.

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Consolidated Cash Flows. Statement 123R requires the cash flows resulting from the benefits of tax deductions in excess of recognized compensation costs be reported as financing cash flows. The $3.5 million and $2.7 million excess tax benefits classified as financing cash inflows for 2007 and 2006 would have been classified as operating cash inflows if the Company had not adopted Statement 123R.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments reported in the balance sheet for cash and cash equivalents, receivables, other assets, premiums payable to insurance companies, accounts payable, accrued expenses, premium deposits and credits due customers, and variable interest rate long-term debt approximate those assets’ and liabilities’ fair values. The fair value of the Company’s $100.0 million fixed interest rate long-term debt at December 31, 2007 was $98.2 million. Fair values for derivative instruments are based on third-party pricing models or formulas using current assumptions. Fair values for interest rate swaps are disclosed in Note D. Fair value for currency contracts is disclosed in the “Derivatives” section of this note.

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

The Company’s use of derivative instruments includes the use of interest rate swap agreements to modify the interest characteristics for a portion of its outstanding variable rate debt. These interest rate swaps are designated as cash flow hedges and are structured so that there is no ineffectiveness.

The change in value of the interest rate swaps is reported as a component of the Company’s OCI and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings. Derivative instruments are carried at fair value on the balance sheet in the applicable line item, other non-current assets or other non-current liabilities.

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

The Company also utilizes forward sales currency contracts to minimize the exposure to variability in foreign currency exchange rates in its International segment. These contracts have not been designated as hedges for Statement 133 purposes. At December 31, 2007, the fair value of these contracts was less than $0.1 million. Future changes in the fair value of these contracts will be recorded in earnings as a component of other income.

Income Taxes—The Company (except for its foreign subsidiaries) files a consolidated federal income tax return with its subsidiaries. Deferred taxes result from temporary differences between the income tax and financial statement bases of assets and liabilities and are based on tax laws as currently enacted. The Company evaluates its ability to realize deferred tax assets in the future and records a valuation allowance when necessary.

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

Accrued Expenses—Accrued expenses included compensation and employee benefits of $36.1 million and $36.7 million at December 31, 2007 and 2006, respectively.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition and classification and additional disclosure requirements. As required, the Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. See Note F for more information on income taxes.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157-2,” which delayed the effective date of the statement for nonfinancial assets and liabilities to fiscal years ending after November 15, 2008. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The Company continues to evaluate the application of Statement 157 for non-financial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations.

In December 2007, FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement 141R). Statement 141R requires that an acquirer (i) recognize, with certain exceptions, 100% of the fair value of the assets and liabilities acquired; (ii) include contingent consideration arrangements in the purchase price consideration at their acquisition date fair values; and (iii) expense all acquisition-related transaction costs as incurred. Statement 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment on the consolidated balance sheet consists of the following:

(in thousands)	2007	2006
Furniture and equipment	$66,125	$60,139
Leasehold improvements	14,063	11,448

	80,188	71,587
Less accumulated depreciation	54,165	49,409

	$26,023	$22,178

NOTE D—LONG-TERM DEBT

Long-term debt on the consolidated balance sheet consists of the following:

(in thousands)	2007	2006
Credit facility, 6.33% interest at December 31, 2007	$295,625	$229,875
Prudential Series A Notes, 6.44% interest at December 31, 2007	100,000	—
Installment notes payable primarily incurred in acquisitions of insurance agencies, 1.46% to 8.0% due in various installments to 2011	31,512	11,142

	427,137	241,017
Less current portion	14,705	9,060

	$412,432	$231,957

Maturities of long-term debt for the years ending after December 31, 2008 are $11.5 million in 2009, $5.3 million in 2010, $295.6 million in 2011, none in 2012, and $100.0 million thereafter.

Interest paid was $21.2 million, $18.4 million and $16.1 million in 2007, 2006 and 2005, respectively.

As of December 31, 2006, the Company had under its Credit Agreement with Bank of America, N.A. and other lenders (the Credit Agreement), outstanding term loans of $99.3 million and outstanding revolving credit facility borrowings of $130.6 million. On September 10, 2007, the Company entered into (i) a Note Purchase and Private Shelf Agreement (the Note Purchase Agreement) with The Prudential Insurance Company of America (Prudential) and (ii) Amendment No. 2 to Credit Agreement and Joinder Agreement (the Amendment and Joinder Agreement) with Bank of America, N.A. and other lenders.

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

The Amendment and Joinder Agreement amended the Credit Agreement to (i) permit entry into the Note Purchase Agreement, (ii) increase the aggregate principal amount of the revolving credit facility from $325.0 million to $445.0 million, (iii) permit the Company to request additional aggregate principal amounts up to $125.0 million for the revolving credit facility, and (iv) consents to the acquisition of Banc of America Corporate Insurance Agency, LLC and

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE D—LONG-TERM DEBT—Continued

allows its exclusion from the acquisition limitation covenant of the Credit Agreement. Subsequent to the Amendment and Joinder Agreement, the Company increased the aggregate principal amount of the revolving credit facility by $5.0 million to a total of $450.0 million.

In 2007, the Company recognized losses of $0.1 million related to the extinguishment of the outstanding term loans under the Credit Agreement. This loss on extinguishment included various financing and professional costs previously deferred in connection with the financing of the Credit Agreement.

In April 2006, the Company entered into the Credit Agreement which provided for a revolving credit facility of $325.0 million and a term loan facility of $100.0 million. Upon entry into the Credit Agreement, the Company borrowed $140.6 million under the revolving credit facility and $100.0 million under the term loan facility. The Company used these proceeds to repay its outstanding borrowings under a previous credit agreement.

The Credit Agreement provides that a portion of the revolving credit facility will be available for the issuance of letters of credit. Borrowings bear interest at variable rates based on LIBOR plus a negotiated spread (1.50% at December 31, 2007). In addition, the Company pays commitment fees (0.30% at December 31, 2007) on the unused portion of the revolving credit facility. The principal balance of the revolving credit facility is due and payable on the April 26, 2011 maturity date. The Credit Agreement represents senior secured indebtedness and contains, among other provisions, requirements for maintaining certain financial ratios and specific limits or restrictions on acquisitions, indebtedness, investments, payment of dividends and repurchases of Common Stock.

In 2006, the Company recognized losses of $0.9 million related to the extinguishment of the debt outstanding under a prior credit agreement. This loss on extinguishment primarily included various financing and professional costs previously deferred in connection with the financing of the prior credit agreement and certain lending fees paid in obtaining the Credit Agreement.

In December 2004, the Company entered into an interest rate swap agreement with a notional amount of $20.0 million and a maturity date of December 31, 2010. In December 2005, the Company entered into a second interest rate swap agreement with a notional amount of $50.0 million and a maturity date of December 31, 2010. The Company has designated all of its interest rate swaps as cash flow hedges under Statement 133. The Company enters into interest rate swap agreements to manage interest costs and cash flows associated with variable interest rates, primarily short-term changes in LIBOR; changes in cash flows of the interest rate swaps offset changes in the interest payments on the covered portion of the Company’s credit facility. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The credit risk to the Company would be a counterparty’s inability to pay the differential in the fixed rate and variable rate in a rising interest rate environment. The Company’s exposure to credit loss on its interest rate swap agreements in the event of non-performance by a counterparty is believed to be remote due to the Company’s requirement that a counterparty have a strong credit rating. The Company is exposed to market risk from changes in interest rates.

Under the current interest rate swap agreements, the Company makes payments based on fixed pay rates of approximately 4.7% and receives payments based on the counterparties’ variable LIBOR pay rates. At the end of the year, the variable rate was approximately 4.8% for each agreement. In connection with these interest rate swap agreements, the Company recorded after-tax income (loss) in other comprehensive income of $(1.7) million, $0.2 million and $0.6 million in 2007, 2006 and 2005, respectively. There was no impact on net income due to ineffectiveness. The fair market value of the interest rate swaps resulted in a liability of $1.7 million at December 31, 2007, which is included in other long-term liabilities, and in an asset of $1.0 million at December 31, 2006, which is included in other non-current assets.

NOTE E—RETIREMENT PLANS

The Company sponsors the HRH Retirement Savings Plan (the Retirement Savings Plan) which covers substantially all employees of the Company and its subsidiaries. The Retirement Savings Plan, which may be amended or terminated by the Company at any time, provides that the Company shall contribute a matching contribution of up to

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE E—RETIREMENT PLANS—Continued

3% of a participant’s eligible compensation and any additional amounts as the Board of Directors shall determine to a trust fund.

Prior to merger with the Company, certain of the other merged companies had separate profit sharing or benefit plans. These plans were terminated or frozen at the time of merger with the Company.

The total expense recorded by the Company under the Retirement Savings Plan for 2007, 2006 and 2005 was $6.7 million, $6.1 million and $5.9 million, respectively.

The Company has the Supplemental Executive Retirement Plan (the Plan) for key executives. The Plan provides that participants shall be credited each year with an amount that is calculated by determining the total Company match and profit sharing contribution that the participant would have received under the Retirement Savings Plan absent the compensation limitation that applies to such plan, reduced by the amount of actual Company match and profit sharing contributions to such plan. The Plan also provides for the crediting of interest to participant accounts. Expense recognized by the Company in 2007, 2006 and 2005 related to these Plan provisions amounted to $1.1 million, $1.4 million and $0.9 million, respectively. At December 31, 2007 and 2006, the Company’s accrued liability for benefits under the Plan was $5.6 million and $5.0 million, respectively, and is included in other long-term liabilities.

NOTE F—INCOME TAXES

The components of income taxes shown in the statement of consolidated income are as follows:

(in thousands)	2007	2006	2005
Current expense
Federal	$42,186	$40,647	$35,405
State	7,297	7,808	5,417

	49,483	48,455	40,822
Deferred expense (benefit)
Federal	1,836	4,199	(3,156)
State	1,546	1,727	(959)

	3,382	5,926	(4,115)

	$52,865	$54,381	$36,707

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

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax exempt investment income	(0.8)	(0.8)	(0.6)
State income taxes, net of federal tax benefit	4.2	4.0	3.2
Basis difference on sale of insurance accounts	1.5	(0.1)	0.1
Nondeductible portion of regulatory charge	(0.5)	0.1	0.9
Other	1.0	0.3	0.9

Effective income tax rate	40.4%	38.5%	39.5%

Income taxes paid were $48.2 million, $37.2 million and $38.1 million in 2007, 2006 and 2005, respectively.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE F—INCOME TAXES—Continued

Significant components of the Company’s deferred tax liabilities and assets on the consolidated balance sheet are as follows:

(in thousands)	2007	2006
Deferred tax liabilities:
Intangible assets	$49,868	$35,404
Unrealized gain on interest rate swaps	—	291
Other	564	1,204

Total deferred tax liabilities	50,432	36,899
Deferred tax assets:
Deferred compensation	15,373	14,815
Allowance for doubtful accounts	1,232	1,317
Deferred rent and income	3,579	3,392
Foreign loss carryforwards and other tax attributes	4,573	—
Regulatory charge and related costs	300	4,397
Unrealized loss on interest rate swaps	758	—
Retirement benefits	195	159
Other	1,192	1,021

Total deferred tax assets	27,202	25,101

Net deferred tax liabilities	$23,230	$11,798

The net current deferred tax asset, which is included in prepaid expenses and other current assets, was $27.3 million and $20.4 million at December 31, 2007 and 2006, respectively.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,571
Additions based on tax positions related to the current year	383
Additions for tax positions of prior years	492
Reductions for tax positions of prior years	(248)

Balance at December 31, 2007	$2,198

The Company accrues interest and penalties related to unrecognized income tax benefits in its income tax provision. At December 31, 2007 and 2006, the Company had accrued interest and penalties related to unrecognized income tax benefits of $0.5 million and $0.4 million, respectively. At December 31, 2007, the amount of unrecognized tax benefits, that if recognized would affect the effective tax rate, is $1.7 million.

The Company and its subsidiaries operate in multiple jurisdictions including the U.S. Federal, various states, and other foreign countries. The Company’s U.S. Federal tax returns are subject to audit for calendar years 2004, 2005 and 2006. The Company’s state tax returns are subject to audit for calendar years subsequent to 2002. The Company’s United Kingdom tax returns are subject to audit for calendar years 2005 and 2006.

NOTE G—LEASES

The Company and its subsidiaries have noncancellable lease contracts for office space, equipment and automobiles which expire at various dates through the year 2018 and generally include escalation clauses for increases in lessors’ operating expenses and increased real estate taxes.

Future minimum rental payments required under such operating leases are summarized as follows (in thousands):

2008	$30,859
2009	24,519
2010	21,224
2011	16,660
2012	12,558
Thereafter	17,763

$123,583

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE G—LEASES —Continued

Rental expense for all operating leases in 2007, 2006 and 2005 amounted to $31.3 million, $28.3 million and $28.2 million, respectively. Included in rental expense for 2007, 2006 and 2005 is approximately $1.8 million, $1.5 million and $1.4 million, respectively, which was paid to employees or related parties.

NOTE H—SHAREHOLDERS’ EQUITY

The Company has adopted and the shareholders have approved the 2007 Stock Incentive Plan, the 2000 Stock Incentive Plan (as amended and restated in 2003) and the Non-employee Directors Stock Incentive Plan, which provide for the granting of stock awards to purchase up to an aggregate of approximately 7,557,000 and 5,557,000 shares of common stock as of December 31, 2007 and 2006, respectively. There were 2,547,000 and 945,000 shares available for future grants under these plans as of December 31, 2007 and 2006, respectively. Stock options granted have seven to ten year terms and vest and become fully exercisable at various periods up to five years. Stock option activity under the plans was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at December 31, 2006	3,641,421	$34.52
Granted	452,052	42.68
Exercised	(537,522)	29.39
Expired	(116,465)	37.91

Outstanding at December 31, 2007	3,439,486	36.28	3.7

Exercisable at December 31, 2007	2,123,396	34.99	2.9

The aggregate intrinsic values for shares outstanding and exercisable at December 31, 2007 were $16.7 million and $13.0 million, respectively. The total intrinsic values of options exercised during the years ended December 31, 2007, 2006 and 2005 were $10.8 million, $7.5 million and $5.1 million, respectively.

The fair value of options granted during 2007 and 2006 was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for each respective period: risk free rates of 4.80% and 4.66%; dividend yields of 1.11% and 1.17%; volatility factors of 0.275 and 0.276; and an expected life of approximately five years. The weighted average fair value per option granted in 2007 and 2006 was $12.83 and $11.67, respectively.

No compensation expense related to stock options was recognized in operations for 2005. As disclosed in Note A, the Company accounted for its stock options using the intrinsic value method prescribed in APB 25. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation prior to 2006. The 2005 net expense of $3.3 million includes a $1.7 million net expense reduction for stock options that were forfeited prior to vesting. These stock option forfeitures relate to stock options granted from 2002 through 2004.

(in thousands, except per share amounts)	2005
Share-based compensation, net of tax—as reported	$1,269

Net Income—as reported	$56,200
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,264)

Pro forma net income	$52,936

Net Income Per Share:
Basic—as reported	$1.57
Basic—pro forma	$1.48
Assuming Dilution—as reported	$1.55
Assuming Dilution—pro forma	$1.46

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE H—SHAREHOLDERS’ EQUITY—Continued

The fair value of these options for 2005 was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk free rate of 3.72%; dividend yield of 1.27%; volatility factor of 0.293; and an expected life of approximately five years. The weighted average fair value per option granted in 2005 was $9.71.

Restricted shares are also awarded to certain employees under the 2007 and 2000 Stock Incentive Plans. Restricted shares generally vest ratably over a four year period beginning in the second year of continued employment. Stock activity under this portion of the Company’s share-based compensation arrangements is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at January 1, 2007	249,808	$35.79
Granted	68,500	42.66
Vested	(70,756)	34.48
Forfeited	(10,538)	39.58

Non-vested restricted shares at December 31, 2007	237,014	38.00

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $3.1 million, $2.5 million and $3.2 million, respectively.

At December 31, 2007, there was $7.8 million and $4.6 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted shares, respectively. These costs are expected to be recognized over a weighted average period of approximately two years.

NOTE I—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)	2007	2006	2005
Numerator for basic and diluted net income per share
Net Income	$78,125	$87,031	$56,200
Denominator
Weighted average shares	36,521	35,782	35,522
Effect of guaranteed future shares to be issued in connection with agency acquisitions	64	113	234

Denominator for basic net income per share	36,585	35,895	35,756
Effect of dilutive securities:
Employee stock options	308	292	308
Employee non-vested stock	130	130	139
Contingent stock—acquisitions	37	52	111

Dilutive potential common shares	475	474	558

Denominator for diluted net income per share—adjusted weighted average shares	37,060	36,369	36,314

Net Income Per Share:
Basic	$2.14	$2.42	$1.57
Assuming Dilution	$2.11	$2.39	$1.55

NOTE J—INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets as disclosed in Note A. In accordance with Statement 142, the Company performed the annual impairment tests of goodwill in 2007, 2006 and 2005. No impairment charge resulted from these tests.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE J—INTANGIBLE ASSETS—Continued

Intangible assets on the consolidated balance sheet consist of the following:

	2007			2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life (Years)
Amortizable intangible assets:
Customer relationships	$274,905	$68,399	9.8	$164,681	$46,489	9.8
Noncompete/nonpiracy agreements	71,413	31,177	10.6	52,409	23,399	12.0
Insurance underwriter relationships	7,178	580	13.7	—	—	—
Tradename	5,619	1,768	9.3	2,368	913	8.8
Proprietary software/technology	1,440	360	4.0	—	—	—

Total	$360,555	$102,284		$219,458	$70,801

	Net Carrying Amount	Net Carrying Amount
Indefinite-lived intangible assets:
Goodwill	$794,007	$636,997

Aggregate amortization expense for 2007, 2006 and 2005 was $33.0 million, $21.5 million and $18.8 million, respectively.

Future amortization expense is estimated as follows (in thousands):

2008	$38,500
2009	37,591
2010	35,484
2011	33,365
2012	30,423

The changes in the net carrying amount of goodwill for 2006 and 2007 are as follows (in thousands):

	Domestic Retail	Excess and Surplus	International	All Other	Total
Balance at January 1, 2006	$502,516	$36,656	$7,702	$34,872	$581,746
Goodwill acquired	54,467	3,771	5,513	723	64,474
Goodwill disposed	(9,223)	—	—	—	(9,223)

Balance at December 31, 2006	547,760	40,427	13,215	35,595	636,997
Goodwill acquired	102,811	7,389	58,539	—	168,739
Goodwill disposed	(5,499)	(94)	—	(6,136)	(11,729)

Balance at December 31, 2007	$645,072	$47,722	$71,754	$29,459	$794,007

NOTE K—ACQUISITIONS

During 2007, the Company acquired certain assets and liabilities of ten insurance agencies and other accounts for $284.1 million ($247.0 million in cash, $29.3 million in guaranteed future cash and Common Stock payments and approximately 181,000 shares of Common Stock). The combined purchase price may be increased by $21.1 million in 2008, $21.8 million in 2009 and $8.8 million in 2010 based upon revenues earned or net profits realized. For certain acquisitions, the allocation of purchase price is preliminary and subject to refinement as the valuations of certain intangible assets are not final.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE K—ACQUISITIONS —Continued

Significant agencies acquired in 2007 were:

•

Banc of America Corporate Insurance Agency, LLC, headquartered in Cranford, New Jersey, with 15 locations in seven states, focuses on employee benefits and specializes in the public sector and private equity arenas.

•	The Resource Group, L.C., located in Overland Park, Kansas, specializes in group health insurance, ancillary benefits, retirement programs, executive insurance and financial services.

•	Brown/Raynor Corporation, located in Denver, Colorado, is a property and casualty agency, specializing in coverage for home builders.

•

Charlton Manley, Inc., with three locations in Lawrence, Topeka and Overland Park, Kansas, specializes in construction, medical professional liability, truckers’ liability, schools and school athletic programs.

•

The Urman Company, headquartered in Denver, Colorado, a retail employee benefits and property and casualty brokerage specializing in insurance programs for public educational entities and municipalities.

•

Global Special Risks, L.L.C., with offices in New Orleans and Houston, is an excess and surplus lines wholesale broker and managing general agency specializing in the energy and non-marine property fields.

•	Investigative Solutions, Inc., headquartered in Atlanta, Georgia, is a provider of high-level risk management consulting and investigative solutions.

•	Nevin, Works & Associates, Inc. and thinc USA, LLC, headquartered in Portland, Oregon, primarily focuses on small group insurance sales and service.

•

Glencairn Group Limited (Glencairn), with offices in the United Kingdom, South Africa, Russia and Australia, provides a broad spectrum of products and services largely in the property, casualty, reinsurance, financial, professional, accident & health, and specialty areas, including political risks and cargo, through both wholesale and retail operations.

•

Loan Protector General Agency, Inc. and Loan Protector Tracking Services, Inc. (collectively known as Loan Protector Insurance Services), headquartered in Cleveland, Ohio, provide specialized insurance products to financial institutions.

Goodwill recognized for these transactions was approximately $138.8 million. Of this amount, $133.6 million is fully deductible for tax purposes. Approximately $96.5 million was assigned to the Domestic Retail segment and $42.3 million was assigned to the International segment. All acquired goodwill has an indefinite life.

Intangible assets related to these acquisitions is as follows:

(in thousands)	Gross Carrying Amount	Weighted Average Life (Years)
Amortizable intangible assets:
Customer relationships	$112,559	9.9
Noncompete/nonpiracy agreements	18,389	6.1
Insurance underwriter relationships	7,178	13.7
Tradename	3,135	10.0
Proprietary software/technology	1,440	4.0

Total	$142,701

There is no residual value associated with the acquired intangible assets.

The following unaudited, condensed pro forma results of operations assumes the acquisitions above, had been completed as of January 1 for each of the fiscal years below.

(in thousands, except per share amounts)	2007	2006
Pro Forma Revenues	$867,341	$855,197

Pro Forma Net Income	79,235	88,192

Pro Forma Net Income Per Share (Basic)	$2.17	$2.44
Pro Forma Net Income Per Share (Assuming Dilution)	$2.14	$2.41

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE K—ACQUISITIONS —Continued

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

During 2006, the Company acquired certain assets and liabilities of three insurance agencies and other accounts for $75.0 million ($58.9 million in cash, $2.4 million in guaranteed future cash and Common Stock payments and approximately 340,000 shares of Common Stock). Assets acquired include intangible assets of $73.8 million at the date of purchase. The combined purchase price increased by $5.4 million in 2007, and may be increased by $17.7 million in 2008 and $0.3 million in 2009 based upon revenues earned or net profits realized.

During 2005, the Company acquired certain assets and liabilities of four insurance agencies and other accounts for $15.0 million ($10.7 million in cash, $1.9 million in guaranteed future cash and Common Stock payments, and approximately 69,000 shares of Common Stock). Assets acquired include intangible assets of $14.5 million at the date of purchase. The combined purchase price increased by $2.8 million in 2007 and $2.4 million in 2006, and may be increased by $1.5 million in 2008 based upon revenues earned or net profits realized.

The financial statements of the Company reflect the combined operations of the Company and each acquisition from the respective closing date of each acquisition.

NOTE L—SALE OF ASSETS AND OTHER GAINS

During 2007, 2006 and 2005, the Company disposed of certain insurance accounts and other assets resulting in net gains of $2.0 million, $1.1 million and $5.1 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $1.9 million, $0.2 million and $2.2 million in 2007, 2006 and 2005, respectively. Revenues, expenses and assets of these operations were not material to the consolidated financial statements.

NOTE M—REGULATORY CHARGE AND RELATED MATTERS

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

NOTE M—REGULATORY CHARGE AND RELATED MATTERS—Continued

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

In 2005, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the $30.0 million

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE M—REGULATORY CHARGE AND RELATED MATTERS—Continued

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

In 2007, the Company reduced the accrual for the previously recognized regulatory charge by $5.7 million. This reduction was due to new factors concerning the estimated (i) legal and administrative costs to be incurred related to the Fund and (ii) costs for pending regulatory matters.

The current liability portion of this charge as of December 31, 2007 and 2006 is $0.7 million and $15.2 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

A summary of the activity with respect to the regulatory charge liability is as follows (in thousands):

Balance at December 31, 2004	$—
Regulatory charge	42,320
Payments into the Fund	(20,000)
Payments-legal and administrative	(2,264)

Balance at December 31, 2005	20,056
Payments-legal and administrative	(3,145)

Balance at December 31, 2006	16,911
Accrual reduction	(5,725)
Payments into the Fund	(10,000)
Payments-legal and administrative	(435)

Balance at December 31, 2007	$751

NOTE N—INTEGRATION COSTS

In January 2007, the Company acquired Glencairn. As part of Glencairn’s integration, the Company recognized in 2007 integration costs of $1.1 million and a related income tax benefit of $0.3 million. This amount represented facility and lease termination costs and severance.

In 2002, the Company acquired Hobbs Group, LLC (Hobbs). The Company began the integration of Hobbs with the rest of the Company subsequent to June 30, 2003 with the completion of the Hobbs earn-out. Relating to this integration, the Company recognized integration costs of $0.8 million and a related income tax benefit of $0.3 million in 2005. This amount represented facility and lease termination costs. In 2006, there were no new Hobbs integration costs; however, the Company reduced the accrual for the previously recognized integration costs by $0.2 million due to new factors regarding a lease termination. The income tax effect related to the accrual reduction was $0.1 million.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE O—SEVERANCE CHARGE

In May 2005, Robert B. Lockhart, the Company’s former president and chief operating officer, resigned. In connection with Mr. Lockhart’s resignation, the Company recorded a severance charge of $1.3 million, and related income tax benefit of $0.5 million, representing estimated payments due to Mr. Lockhart under the terms of his employment agreement.

NOTE P—COMMITMENTS AND CONTINGENCIES

Included in cash and cash equivalents and premium deposits and credits due customers are $1.4 million and $0.8 million of funds held in escrow at December 31, 2007 and 2006, respectively. In addition, premiums collected from insureds but not yet remitted to insurance companies are restricted as to use by laws in certain states in which the Company operates. The amount of cash and cash equivalents so restricted was approximately $107.9 million and $59.1 million at December 31, 2007 and 2006, respectively.

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

On April 5, 2007, the District Court of New Jersey dismissed the Commercial Complaint and the Employee Benefits Complaint without prejudice. On May 22, 2007, the plaintiffs filed a Second Consolidated Amended

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE P—COMMITMENTS AND CONTINGENCIES—Continued

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

On August 31, 2007, the District Court of New Jersey dismissed all federal antitrust claims in the Second Amended Commercial Complaint. On September 28, 2007, the District Court of New Jersey dismissed all federal RICO claims in the Second Amended Commercial Complaint with prejudice. The District Court of New Jersey further declined to exercise jurisdiction over state law claims in the Second Amended Commercial Complaint, dismissed those state law claims without prejudice and dismissed Civil No. 04-5184 in its entirety. The District Court of New Jersey also dismissed as moot all other motions pending in Civil No. 04-5184 as of September 28, 2007.

On October 10, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit (Third Circuit) relating to the District Court of New Jersey’s order dismissing Civil No. 04-5184 and all other adverse orders and decisions in Civil No. 04-5184. The plaintiffs filed an opening brief in support of their appeal on February 19, 2008. Defendants will file an opposition brief 30 days thereafter and plaintiffs will then file a reply brief. No oral argument date is yet set, and it is not possible to state when a decision will be rendered by the Third Circuit.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Avery) (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE P—COMMITMENTS AND CONTINGENCIES—Continued

insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however, no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the procedures promulgated by the District Court of New Jersey in MDL 1663, the case has been consolidated with the other actions pending before the District Court of New Jersey in MDL 1663. Avery was stayed pending the District Court of New Jersey’s ruling on the dispositive pleadings filed in response to the amended complaints filed by the plaintiffs in the consolidated actions. All dispositive pleadings filed in response to the amended complaints are now resolved, and the District Court of New Jersey is currently considering a request by most defendants, including the Company, to continue the stay in the Avery and certain other cases pending resolution of the appeal to the Third Circuit by the plaintiffs of the order dismissing Civil No. 04-5184. Avery has opposed this request and seeks an order to lift the stay. The District Court of New Jersey has yet to resolve whether the stay will remain in place.

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

NOTE Q—SEGMENT INFORMATION

In 2005 and 2006, the Company’s business consisted of two reportable segments, Domestic Retail and Excess and Surplus, as well as an All Other category for the remaining profit centers. In 2007, the Company began reporting an additional segment, International, due to the January 2007 acquisition of Glencairn, which expanded the Company’s foreign operations.

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE Q—SEGMENT INFORMATION—Continued

The Domestic Retail segment places insurance products for risk areas including property and casualty, employee benefits, professional liability and personal lines through a nationwide network of offices. Domestic Retail is organized into (i) seven United States regional operating units which oversee individual profit centers (Retail Profit Centers) and (ii) coordinated national resources providing marketing and specialized industry or product expertise, which further enhance the service capacity of Retail Profit Centers to larger and more complex clients.

The Excess and Surplus segment represents a group of domestic profit centers that focus on providing excess and surplus lines insurance through retail insurance brokers.

The International segment is principally located in London, England with branch locations in Russia, South Africa and Australia. The International operating units provide various insurance products and have a focus towards wholesale and reinsurance brokerage. Prior to 2007, the International operating units were reported in the All Other category.

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

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before taxes, excluding the impact of gains/losses on sale of assets, amortization of intangibles, interest expense, minority interest expense, and special charges. A reconciliation of operating profit to income before taxes is as follows:

(in thousands)	2007	2006	2005
Operating profit	$182,221	$181,577	$167,900
Gain on sale of assets	2,032	1,087	5,104
Amortization of intangibles	(33,037)	(21,516)	(18,755)
Interest expense	(23,554)	(18,368)	(16,243)
Minority interest expense	(1,191)	(714)	(712)
Regulatory charge and related costs	5,725	—	(42,320)
Severance charge	—	—	(1,303)
Integration costs	(1,134)	243	(764)
Loss on extinguishment of debt	(72)	(897)	—

Income before taxes	$130,990	$141,412	$92,907

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

	2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$683,251	$40,798	$57,173	$27,271	$(8,829)	$799,664
Investment income	16,463	1,361	2,556	1,869	(8,036)	14,213
Depreciation	6,621	481	632	212	881	8,827
Operating profit	180,391	12,448	7,472	8,766	(26,856)	182,221
Amortization of intangibles	22,072	3,212	4,979	1,933	841	33,037
Interest expense	1,388	63	4,066	1,178	16,859	23,554
Total assets	1,482,779	131,124	243,434	63,447	(103,358)	1,817,426

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE Q—SEGMENT INFORMATION—Continued

	2006
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$629,571	$38,177	$17,693	$30,601	$(5,197)	$710,845
Investment income	11,067	662	1,193	2,073	(4,489)	10,506
Depreciation	6,607	449	83	223	906	8,268
Operating profit	169,520	13,349	6,902	10,065	(18,259)	181,577
Amortization of intangibles	14,986	2,603	69	3,017	841	21,516
Interest expense	1,394	4	200	1,236	15,534	18,368
Total assets	1,222,601	100,291	67,906	98,266	(50,917)	1,438,147

	2005
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$599,118	$34,657	$13,265	$32,292	$(5,447)	$673,885
Investment income	9,204	476	604	1,799	(5,502)	6,581
Depreciation	6,845	427	83	227	828	8,410
Operating profit	160,129	11,487	3,914	10,497	(18,127)	167,900
Amortization of intangibles	12,507	2,449	66	2,892	841	18,755
Interest expense	1,602	10	9	1,058	13,564	16,243
Total assets	1,070,496	92,741	56,611	96,304	(31,389)	1,284,763

The Company generated the following total revenues by line of business:

(in thousands)	2007	2006	2005
Commercial property and casualty	$472,556	$415,983	$385,391
Employee benefits	165,591	142,999	136,798
Wholesale	68,904	64,577	61,229
Personal lines	51,162	45,822	48,338
Other	41,451	41,464	42,129

Consolidated total	$799,664	$710,845	$673,885

NOTE R—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Three Months Ended[1]
	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
2007
Total Revenues	$198,193	$200,091	$195,509	$205,871
Net Income	25,222	22,212	19,626	11,065
Net Income Per Share:
Basic	0.70	0.61	0.53	0.30
Assuming Dilution	0.69	0.60	0.53	0.30
2006
Total Revenues	$183,785	$178,423	$173,165	$175,472
Net Income	25,924	20,629	19,068	21,410
Net Income Per Share:
Basic	0.72	0.58	0.53	0.59
Assuming Dilution	0.71	0.57	0.53	0.59

1	Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited the accompanying consolidated balance sheets of Hilb Rogal & Hobbs Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hilb Rogal & Hobbs Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hilb Rogal & Hobbs Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 28, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-K, the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the following acquisitions completed by the Company in 2007: Loan Protector Insurance Services; Nevin, Works & Associates, Inc.; Investigative Solutions, Inc.; Global Special Risks, LLC; The Urman Company; Charlton Manley, Inc.; The Resource Group, L.C.; Brown/Raynor Corporation; and Banc of America Corporate Insurance Agency, LLC; which are included in the 2007 consolidated financial statements and constituted less than 14% of total assets as of December 31, 2007 and less than 6% of revenues and 8% of net income for the year then ended.

Based on this assessment using the criteria outlined in Internal Control—Integrated Framework issued by COSO, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm that has also audited the Company’s consolidated financial statements, as stated in its report which follows.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Shareholders and Board of Directors

Hilb Rogal & Hobbs Company

We have audited Hilb Rogal & Hobbs Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hilb Rogal & Hobbs Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the following entities acquired by Hilb Rogal & Hobbs Company in 2007: Loan Protector Insurance Services, Nevin, Works & Associates, Inc., Investigative Solutions, Inc., Global Special Risks, LLC, The Urman Company, Charlton Manley, Inc., The Resource Group, L.C., Brown/Raynor Corporation, and Banc of America Corporate Insurance Agency, LLC, which are included in the 2007 consolidated financial statements of Hilb Rogal & Hobbs Company and constituted less than 14% of total assets as of December 31, 2007 and 6% and 8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Hilb Rogal & Hobbs Company also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

In our opinion, Hilb Rogal & Hobbs Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Hilb Rogal & Hobbs Company and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Richmond, Virginia

February 28, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for certain information regarding executive officers included in Part I and the matters set forth below, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

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

Information required by this Item is incorporated by reference to the material under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is incorporated by reference to the material under the heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year.

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

3.	2007 Exhibits

     The following exhibits are filed as a part of this report:

Exhibit No.	Document
3.1	Amended and Restated Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 1, 2007, File No. 0-15981)

3.2	Amended and Restated Bylaws of the Company, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 14, 2006, File No. 0-15981)

10.1	Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated November 21, 2003, File No. 333-110666)**

10.2	Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 1, 2007, File No. 0-15981)**

10.3	Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)**

10.4	2007 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2007, File No. 0-15981)**

10.5	2008 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2008, File No. 0-15981)**

10.6	Senior Executive Employment Agreement of Martin L. Vaughan, III, dated May 6, 2003, by and between the Company and Martin L. Vaughan, III (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.7	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Martin L. Vaughan, III (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007, File No. 0-15981)**

10.8	Senior Executive Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.9	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with F. Michael Crowley (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2007, File No. 0-15981)**

Exhibit No.	Document
10.10	Executive Employment Agreement of Michael Dinkins, dated September 13, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.11	Offer Letter of Michael Dinkins, dated July 25, 2005, by and between Hilb Rogal & Hobbs Company and Michael Dinkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2005, File No. 0-15981)**

10.12	Hilb Rogal & Hobbs Company Restricted Stock Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.13	Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement between the Company and Michael Dinkins, dated October 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended September 30, 2005, File No. 0-15981)**

10.14	Senior Executive Employment Agreement of Timothy J. Korman dated December 1, 2001 by and between Hilb, Rogal and Hamilton Company and Timothy J. Korman (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 0-15981)**

10.15	Amendment dated July 17, 2007, to the Senior Executive Employment Agreement with Timothy J. Korman (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2007, File No. 0-15981)**

10.16	Executive Employment Agreement of Frank H. Beard dated November 15, 2005 by and between Hilb Rogal & Hobbs Company and Frank H. Beard (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)**

10.17	Form of Regional Director Employment Agreement for the following executive officers: William F. Creedon, John P. McGrath and J. Thomas Stiles (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.18	Form of Regional Director Employment Agreement #2 for the following executive officers: Steven C. Deal and William L. Chaufty*,**

10.19	Form of Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm and F. Michael Crowley (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.20	Form of Change of Control Employment Agreement for the following executive officers: John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Karl E. Manke and Robert S. O’Brien (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, File No. 0-15981)**

10.21	Form of First Amendment to Change of Control Employment Agreement for the following executive officers: Timothy J. Korman, Martin L. Vaughan, III, Carolyn Jones, Michael Dinkins, Frank H. Beard, Joseph W. G. Birriel, Walter L. Smith, A. Brent King, William C. Widhelm, F. Michael Crowley, John P. McGrath, William C. Chaufty, William F. Creedon, Steven C. Deal, J. Thomas Stiles, Karl E. Manke and Robert S. O’Brien (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.22	Change of Control Employment Agreement of F. Michael Crowley, dated January 17, 2006, by and between Hilb Rogal & Hobbs Company and F. Michael Crowley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated January 17, 2006, File No. 0-15981)**

10.23	Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)**

10.24	Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)**

Exhibit No.	Document

10.25	Hilb Rogal & Hobbs Company Supplemental Cash Incentive Plan, effective February 13, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)**

10.26	Hilb Rogal & Hobbs Company Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2007, File No. 0-15981)**

10.27	Amended and restated Hilb Rogal & Hobbs Company Employee Stock Purchase Plan, effective November 25, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, dated May 4, 2007, File No. 0-15981)**

10.28	Form of Hilb Rogal & Hobbs Company Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006, File No. 0-15981)**

10.29	Form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement*,**

10.30	Form of Hilb Rogal & Hobbs Company Employee Restricted Stock Agreement*,**

10.31	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted *,**

10.32	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted *,**

10.33	2007 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted *,**

10.34	2007 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted *,**

10.35	2006 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 0-15981)**

10.36	2006 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)**

10.37	2005 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.38	2005 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 0-15981)**

10.39	2004 form of Hilb, Rogal and Hamilton Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.40	2004 form of Hilb, Rogal and Hamilton Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 0-15981)**

10.41	Credit Agreement dated April 26, 2006, by and between Hilb Rogal & Hobbs Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2006, File No. 0-15981)

Exhibit No.	Document

10.42	Amendment No. 1 to Credit Agreement, dated July 13, 2007, among the Company, as borrower; Bank of America, N.A., as administrative agent; and the lenders named therein as Lenders (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2007, File No. 0-15981)

10.43	Amendment No. 2 to Credit Agreement and Joinder Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and Bank of America, N.A. and other lenders (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended September 30, 2007, File No. 0-15981)

10.44	Note Purchase and Private Shelf Agreement dated September 10, 2007, by and between Hilb Rogal & Hobbs Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2007, File No. 0-15981)

10.45	Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2002, File No. 0-15981)**

10.46	First Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2003, File No. 0-15981)**

10.47	Second Amendment to Amended and Restated Consulting Agreement between the Company and Robert H. Hilb (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 0-15981)**

10.48	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.49	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, File No. 0-15981)

10.50	Amended and Restated Voting and Standstill Agreement dated as of November 7, 2002 made by and among the Company, The Phoenix Companies, Inc., Phoenix Life Insurance Company and PM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002, File No. 0-15981)

21	Subsidiaries of Hilb Rogal & Hobbs Company*

23	Consent of Ernst & Young LLP*

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed Herewith
**	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILB ROGAL & HOBBS COMPANY

By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III Chairman and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN L. VAUGHAN, III Martin L. Vaughan, III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ MICHAEL DINKINS Michael Dinkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ JOHN HAMERSKI John Hamerski	Vice President and Controller (Principal Accounting Officer)	February 28, 2008

/s/ JULIE A. BECK Julie A. Beck	Director	February 28, 2008

/s/ THEODORE L. CHANDLER, JR. Theodore L. Chandler, Jr.	Director	February 28, 2008

/s/ NORWOOD H. DAVIS, JR. Norwood H. Davis, Jr.	Director	February 28, 2008

/s/ ROBERT W. FIONDELLA Robert W. Fiondella	Director	February 28, 2008

/s/ ROBERT H. HILB Robert H. Hilb	Director	February 28, 2008

/s/ ANTHONY F. MARKEL Anthony F. Markel	Director	February 28, 2008

/s/ THOMAS H. O’BRIEN Thomas H. O’Brien	Director	February 28, 2008

/s/ SCOTT R. ROYSTER Scott R. Royster	Director	February 28, 2008

/s/ JULIOUS P. SMITH, JR. Julious P. Smith, Jr.	Director	February 28, 2008

/s/ WARREN M. THOMPSON Warren M. Thompson	Director	February 28, 2008

/s/ ROBERT S. UKROP Robert S. Ukrop	Director	February 28, 2008

HILB ROGAL & HOBBS COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
	Balance at Beginning of Period	Additions			Deductions (Describe)		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts (Describe)
Year ended December 31, 2007:
Allowance for doubtful accounts	$3,713	$1,981	$527	(a)	$2,249	(b)	$3,972
Year ended December 31, 2006:
Allowance for doubtful accounts	4,180	502	159	(c)	1,128	(b)	3,713
Year ended December 31, 2005:
Allowance for doubtful accounts	4,630	753	164	(d)	1,367	(b)	4,180

(a)	Recoveries ($264) and from acquisitions ($263)
(b)	Bad debts written off
(c)	Recoveries ($101) and from acquisitions ($58)
(d)	Recoveries ($155) and from acquisitions ($9)