Form 10-Q
period 2008-03-31
HILB ROGAL & HOBBS CO
filed 2008-05-02
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, no par value	36,391,110

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
REVENUES
Core commissions and fees	$179,126	$159,069
Contingent commissions	24,163	33,119
Investment income	2,658	3,037
Other	882	2,968

	206,829	198,193
OPERATING EXPENSES
Compensation and employee benefits	123,434	109,118
Other operating expenses	38,705	33,022
Depreciation	2,340	2,113
Amortization of intangibles	9,841	7,414
Interest expense	7,078	5,491

	181,398	157,158

INCOME BEFORE INCOME TAXES	25,431	41,035
Income taxes	9,908	15,813

NET INCOME	$15,523	$25,222

Net Income Per Share:
Basic	$0.43	$0.70
Assuming Dilution	$0.42	$0.69

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(in thousands)	March 31, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $102,174 and $109,330, respectively, of restricted funds	$282,702	$294,407
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $3,604 and $3,972, respectively	280,402	319,025
Other	38,981	47,190

	319,383	366,215
Prepaid expenses and other current assets	38,571	42,200

TOTAL CURRENT ASSETS	640,656	702,822

PROPERTY AND EQUIPMENT, NET	25,492	26,023

GOODWILL	806,252	794,007
OTHER INTANGIBLE ASSETS	365,943	360,555
Less accumulated amortization	112,124	102,284

	1,060,071	1,052,278
OTHER ASSETS	37,186	36,303

	$1,763,405	$1,817,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$407,143	$453,850
Accounts payable	42,271	32,380
Accrued expenses	37,573	54,290
Premium deposits and credits due customers	60,362	69,284
Current portion of long-term debt	14,655	14,705

TOTAL CURRENT LIABILITIES	562,004	624,509

LONG-TERM DEBT	422,095	412,432

DEFERRED INCOME TAXES	50,112	50,524

OTHER LONG-TERM LIABILITIES	49,029	46,758

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,391 and 36,749 shares, respectively	258,785	271,263
Retained earnings	420,215	409,443
Accumulated other comprehensive income
Unrealized loss on interest rate swaps, net of deferred tax benefit of $1,505 and $651, respectively	(2,229)	(1,018)
Foreign currency translation adjustments	3,394	3,515

	680,165	683,203

	$1,763,405	$1,817,426

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

(in thousands, except per share amounts)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$271,263	$409,443	$2,497
Issuance of 124 shares of Common Stock	626
Repurchase of 482 shares of Common Stock	(14,990)
Stock-based compensation	1,608
Income tax benefit from exercise of stock options	278
Payment of dividends ($0.13 per share)		(4,751)
Unrealized loss on derivative contracts, net of deferred tax benefit			(1,211)
Foreign currency translation adjustments			(121)
Net income		15,523

Balance at March 31, 2008	$258,785	$420,215	$1,165

Balance at January 1, 2007	$250,359	$350,084	$2,926
Issuance of 349 shares of Common Stock	8,680
Stock-based compensation	1,823
Income tax benefit from exercise of stock options	1,765
Payment of dividends ($0.12 per share)		(4,386)
Unrealized loss on derivative contracts, net of deferred tax benefit			(299)
Foreign currency translation adjustments			100
Net income		25,222

Balance at March 31, 2007	$262,627	$370,920	$2,727

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$15,523	$25,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,340	2,113
Amortization of intangibles	9,841	7,414
Stock-based compensation	1,608	1,823
Provision for losses on receivables	(260)	214
Provision for deferred income taxes	554	851
Gain on sale of assets	(402)	(2,284)
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
Decrease in receivables	47,326	64,990
Decrease in prepaid expenses	3,639	2,494
Decrease in premiums payable to insurance companies	(46,727)	(80,029)
Increase (decrease) in premium deposits and credits due customers	(8,923)	9,696
Increase (decrease) in accounts payable	1,442	(7,734)
Decrease in accrued expenses	(16,901)	(18,518)
Decrease in regulatory charge accrual	(9)	(160)
Other operating activities	(49)	(729)

Net Cash Provided by Operating Activities	9,002	5,363

INVESTING ACTIVITIES
Purchase of property and equipment	(1,822)	(2,268)
Purchase of insurance agencies, net of cash acquired	(7,328)	(59,136)
Purchase of investments	(1,130)	—
Proceeds from sale of assets	433	10,109
Other investing activities	196	(36)

Net Cash Used in Investing Activities	(9,651)	(51,331)

FINANCING ACTIVITIES
Proceeds from long-term debt	10,000	66,402
Principal payments on long-term debt	(1,645)	(29,068)
Repurchase of Common Stock	(14,990)	—
Proceeds from issuance of Common Stock, net of tax payments for options exercised	52	7,612
Income tax benefit from exercise of stock options	278	1,765
Dividends	(4,751)	(4,386)

Net Cash Provided by (Used in) Financing Activities	(11,056)	42,325

Decrease in cash and cash equivalents	(11,705)	(3,643)
Cash and cash equivalents at beginning of period	294,407	254,811

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,702	$251,168

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157-2,” which delayed the effective date of the statement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The adoption of Statement 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company continues to evaluate the application of Statement 157 for nonfinancial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations. See Note F for more information on Statement 157.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement 141R). Statement 141R requires that an acquirer (i) recognize, with certain exceptions, 100% of the fair value of the assets and liabilities acquired; (ii) include contingent consideration arrangements in the purchase price consideration at their acquisition date fair values; and (iii) expense all acquisition-related transaction costs as incurred. Statement 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is evaluating the potential impact that the adoption of Statement 141R will have on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008.

NOTE C—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective rate varies from the statutory federal income tax rate primarily due to a mix of state and foreign tax rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE C—INCOME TAXES—Continued

There are no material changes in the March 31, 2008 amounts of (i) unrecognized tax benefits, that if recognized would affect the effective tax rate, or (ii) the interest and penalties related to those unrecognized tax benefits from the amounts disclosed at December 31, 2007.

NOTE D—ACQUISITIONS

During the first three months of 2008, the Company acquired certain assets and liabilities of two insurance agencies and other accounts. These acquisitions, individually or in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain tangible and intangible assets are not final.

During 2007, the Company acquired certain assets and liabilities of ten insurance agencies and other accounts. For certain acquisitions, the allocation of purchase price is preliminary and subject to refinement as the valuations of certain intangible assets are not final.

The following unaudited, condensed pro forma results of operations assumes the acquisitions occurring in 2007 had been completed as of January 1, 2007.

(in thousands, except per share amounts)	Three Months Ended March 31, 2007
Pro Forma Revenues	$221,685

Pro Forma Net Income	$24,952

Pro Forma Net Income Per Share (Basic)	$0.69
Pro Forma Net Income Per Share (Assuming Dilution)	$0.68

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE E—SALE OF ASSETS AND OTHER GAINS

During the three months ended March 31, 2008 and 2007, the Company sold certain offices, accounts and other assets resulting in gains of $0.4 million and $2.3 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $0.2 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE F—FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement 157, which required the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value. Hierarchical levels—defined by Statement 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities—are as follows:

•	Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE F—FAIR VALUE MEASUREMENTS—Continued

•

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Each major category of financial assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	March 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets at Fair Value
Fixed-income securities	$—	$31,720	$—	$31,720
Money market funds	64,355	5,657	—	70,012
Mutual fund investments	2,571	—	—	2,571

Total assets	$66,926	$37,377	$—	$104,303

Liabilities at Fair Value
Derivative liabilities	$—	$4,002	$—	$4,002

Total liabilities	$—	$4,002	$—	$4,002

Substantially all investments in fixed-income securities and money market funds are cash equivalents.

NOTE G—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Numerator for basic and diluted net income per share
Net Income	$15,523	$25,222
Denominator
Weighted average shares	36,428	36,163
Effect of guaranteed future shares to be issued in connection with agency acquisitions	86	51

Denominator for basic net income per share	36,514	36,214
Effect of dilutive securities:
Employee stock options	75	348
Employee non-vested stock	86	135
Contingent stock—acquisitions	81	27

Dilutive potential common shares	242	510

Denominator for diluted net income per share—adjusted weighted average shares	36,756	36,724

Net Income Per Share:
Basic	$0.43	$0.70
Assuming Dilution	$0.42	$0.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

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

In 2005, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the Fund established by the Agreement; estimated costs for pending regulatory matters; and various legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions. Since incurring the charge, the Company has made related payments of $30.0 million into the Fund and various amounts for legal and administrative matters. The total regulatory charge liability as of March 31, 2008 and December 31, 2007 is $0.7 million and $0.8 million, respectively. The current portion of this liability as of March 31, 2008 and December 31, 2007 is $0.6 million and $0.7 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

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

MDL 1663 Class Action

In August 2004, OptiCare Health Systems Inc. filed a putative class action in the U.S. District Court for the Southern District of New York (Case No. 04-CV-06954) against a number of the country’s largest insurance brokers and several large commercial insurers. The Company was named as a defendant in the OptiCare suit in November 2004. In December 2004, two other purported class actions were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division, by Stephen Lewis (Case No. 04-C-7847) and Diane Preuss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES —Continued

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

Plaintiff Tri-State Container Corporation (Tri-State) purports to represent a class consisting of all persons or entities who between January 1, 1998 and December 31, 2004 engaged the services of the Company, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES—Continued

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

On October 10, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit (Third Circuit) relating to the District Court of New Jersey’s order dismissing Civil No. 04-5184 and all other adverse orders and decisions in Civil No. 04-5184. The plaintiffs filed an opening brief in support of their appeal on February 19, 2008. Defendants filed an opposition brief on April 7, 2008 and plaintiffs filed a reply brief on April 24, 2008. No oral argument date is yet set, and it is not possible to state when a decision will be rendered by the Third Circuit.

On February 13, 2007, a lawsuit was filed in the District Court of New Jersey by Avery Dennison Corporation (Avery) (Civil No. 07-757) against the Company, certain Marsh & McLennan companies, and several large commercial insurers making factual and legal claims similar to those raised in the Opticare, Preuss and Lewis cases. Avery seeks treble and punitive damages, attorneys’ fees and expenses, forfeiture of compensation paid to the broker defendants, restitution, general damages, interest and injunctive relief; however, no actual dollar amounts have been stated as being sought. This is not a putative class action. Pursuant to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE I—COMMITMENTS AND CONTINGENCIES—Continued

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

NOTE J—SEGMENT INFORMATION

The Company’s business consists of three reportable segments, Domestic Retail, Excess and Surplus, and International, as well as an All Other category for the remaining profit centers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

March 31, 2008

(UNAUDITED)

NOTE J—SEGMENT INFORMATION—Continued

The Company evaluates the performance of its operating segments based upon operating profits. Operating profit is defined as income before taxes, excluding the impact of gains/losses on sale of assets, amortization of intangibles, interest expense, minority interest expense, gains/losses on foreign currency remeasurement, and special charges. A reconciliation of operating profit to income before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Operating profit	$42,232	$51,552
Gain on sale of assets	402	2,284
Amortization of intangibles	(9,841)	(7,414)
Interest expense	(7,078)	(5,491)
Minority interest expense	(127)	104
Loss on foreign currency remeasurement	(157)	—

Income before income taxes	$25,431	$41,035

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

Summarized information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended March 31, 2008
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$180,910	$11,059	$11,796	$6,419	$(3,355)	$206,829
Investment income	4,543	369	380	428	(3,062)	2,658
Depreciation	1,736	140	162	66	236	2,340
Operating profit	39,937	3,406	2,014	2,050	(5,175)	42,232
Amortization of intangibles	7,108	858	1,241	424	210	9,841
Interest expense	428	2	976	220	5,452	7,078

	Three Months Ended March 31, 2007
(in thousands)	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$169,215	$10,216	$12,516	$8,783	$(2,537)	$198,193
Investment income	3,842	211	680	516	(2,212)	3,037
Depreciation	1,603	113	147	46	204	2,113
Operating profit	47,470	3,908	1,656	2,249	(3,731)	51,552
Amortization of intangibles	4,793	680	1,105	626	210	7,414
Interest expense	355	41	1,016	329	3,750	5,491

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net income for the three months ended March 31, 2008 was $15.5 million, or $0.42 per share, compared with $25.2 million, or $0.69 per share, for the comparable period last year. In addition, gains on the sale of assets, net of tax, were $0.2 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively. Independent of these items, the quarter-to-quarter decrease of $8.6 million, or $0.23 per share, in net income primarily resulted from continued declines in property and casualty premium rates, reduced contingent commissions partially offset by supplemental commissions, the dilutive impact of a 2007 acquisition, increased professional and claims fees, and higher claims costs for the employee medical program.

Commissions and Fees

Total commissions and fees increased $11.1 million, or 5.8%, to $203.3 million for the three months ended March 31, 2008 from $192.2 million for the comparable period last year. This change reflects a $20.1 million, or 12.6%, increase in core commissions and fees, partially offset by reduced contingent commissions of $9.0 million, or 27.0%. These changes are outlined below by segment:

	Three Months Ended March 31,
(in thousands)	2008	2007	% Change
Domestic Retail	$153,737	$133,883	14.8%
Excess and Surplus	8,399	7,919	6.1
International	11,578	11,577	—
All Other	5,412	5,690	(4.9)

Total core commissions and fees	$179,126	$159,069	12.6%

Domestic Retail	$21,642	$30,874	(29.9)%
Excess and Surplus	2,274	2,064	10.2
International	—	—	—
All Other	247	181	36.5

Total contingent commissions	$24,163	$33,119	(27.0)%

Total commissions and fees	$203,289	$192,188	5.8%

Approximately $19.5 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2008 and 2007. This increase was partially offset by the reduction of core commissions and fees of approximately $2.2 million from the sale of certain agencies and accounts in 2007. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $2.5 million, or 1.9%. This increase principally reflects new business and supplemental commissions, partially offset by declines in commercial property and casualty premium rates. The estimated decline in the average commercial property and casualty premium rate for the 2008 first quarter was 13.5% (as reported by the Council of Insurance Agents and Brokers). Supplemental commissions relate to supplemental commission agreements between the Company’s branches and certain underwriters which have replaced contingent commission arrangements that previously existed with these underwriters. The increase in core commissions and fees for Excess and Surplus was derived from an acquisition in 2007. Excluding the effect of this acquisition, the change in core commissions and fees for Excess and Surplus was $(0.6) million, or (7.2)%. The decrease in Excess and Surplus core commissions and fees can be attributed to lower premium rates and reduced placements resulting from a shift of business from the excess and surplus markets to standard retail markets. This change is due to standard retail markets becoming more competitive with insurance placements. There was relatively no change in core commissions and fees for the International segment.

Contingent commissions decreased $9.0 million, or 27.0%. The change in contingent commissions is primarily attributed to the Domestic Retail shift from contingent to supplemental commissions for certain carriers.

Operating Expenses and Other Results

Expenses for the quarter increased $24.2 million, or 15.4%. Compensation and employee benefits increased $14.3 million primarily due to the impact of acquisitions of insurance agencies and higher claims costs for the employee medical program partially offset by the divestitures of certain agencies in 2007. Other operating expenses increased $5.7 million. Other operating expenses increased mainly due to acquisitions of insurance agencies and increased professional and claims fees. The increase in professional and claims fees is primarily due to increased legal costs related to the protection of restrictive covenants in employment matters, the settlement of a litigation matter and higher audit and tax services costs.

Depreciation expense was relatively unchanged between the quarters. Amortization of intangibles increased $2.4 million due to intangible assets acquired in 2008 and 2007. Interest expense increased $1.6 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

The effective tax rate for the Company was 39.0% and 38.5% for the three months ended March 31, 2008 and 2007, respectively.

Other

For the three months ended March 31, 2008, net income as a percentage of revenues did not vary significantly from the three months ended December 31, 2007. Commission income was slightly higher during the first quarter due to acquisitions and higher contingent commissions, the majority of which are historically received during the first and second quarters, partially offset by the decrease in property and casualty rates.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the three months ended March 31, 2008 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2008.

Liquidity and Capital Resources

Net cash provided by operations was $9.0 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters. Because the timing of such transactions varies, net cash flows from operations vary substantially from period-to-period.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $1.8 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. Cash outlays related to the purchase of insurance agencies amounted to $7.3 million and $59.1 million for the three months ended March 31, 2008 and 2007, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and/or deferred cash and Common Stock payments. Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $0.4 million and $10.1 million for the three months ended March 31, 2008 and 2007, respectively. The Company did not have any material capital expenditure commitments as of March 31, 2008.

Financing activities provided (utilized) cash of $(11.1) million and $42.3 million in the three months ended March 31, 2008 and 2007, respectively, as the Company repurchased Common Stock, borrowed funds, received funds on stock option exercises, and made dividend and debt payments. The Company has annually increased its dividend rate and anticipates the continuance of its dividend policy. The Company repurchased 482,200 shares of its Common Stock on the open market for $15.0 million during the three months ended March 31, 2008. For the three months ended March 31, 2007, no shares of the Company’s Common Stock were repurchased on the open market. The Company is currently authorized for 2008 and later years to repurchase up to $50.0 million annually of its Common Stock subject to market conditions and other factors.

As of March 31, 2008, the Company had, under its Note Purchase Agreement with the Prudential Insurance Company of America, (i) outstanding notes of $100.0 million which will mature on August 27, 2017 and (ii) $100.0 million available under an uncommitted shelf facility.

As of March 31, 2008, the Company had, under its credit agreement with Bank of America, N.A. and other lenders (the Credit Agreement), outstanding revolving credit facility borrowings of $305.6 million; and $144.1 million available under the revolving credit facility for future borrowings. The revolving credit facility matures in 2011.

The Company had a current ratio (current assets to current liabilities) of 1.14 to 1.00 as of March 31, 2008. Shareholders’ equity of $680.2 million at March 31, 2008, decreased from $683.2 million at December 31, 2007. The debt to equity ratio at March 31, 2008 of 0.62 to 1.00 increased from the ratio at December 31, 2007 of 0.60 to 1.00 due to increased debt and repurchases of Common Stock partially offset by net income and the issuance of Common Stock.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157-2,” which delayed the effective date of the statement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The adoption of Statement 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company continues to evaluate the application of Statement 157 for nonfinancial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations. For further information, see “Note F—Fair Value Measurements” of Notes to Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (Statement 141R). Statement 141R requires that an acquirer (i) recognize, with certain exceptions, 100% of the fair value of the assets and liabilities acquired; (ii) include contingent consideration arrangements in the purchase price consideration at their acquisition date fair values; and (iii) expense all acquisition-related transaction costs as incurred. Statement 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is evaluating the potential impact that the adoption of Statement 141R will have on its financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008.

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

As of March 31, 2008, approximately 46% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the

Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note I-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 1A.	RISK FACTORS.

As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

c) The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2008	152,000	$31.24	152,000	$45,246,086
March 2008	330,200	$30.96	330,200	$35,010,141

Total	482,200	$31.05	482,200

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the first quarter of 2008 relating to the plans was 4,678, at an average price per share of $36.80.

Item 6.	EXHIBITS.

a) Exhibits

Exhibit No.	Document

10.1	2008 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2008, File No. 0-15981)

10.2	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.3	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.4	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #2 of optionee and amount of options granted*

10.5	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #2 of grantee and amount of restricted stock granted*

10.6	Form of Regional Director Employment Agreement #2 for the following executive officers: Steven C. Deal, William L. Chaufty and Stan Jablonowski (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date May 1, 2008	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date May 1, 2008	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date May 1, 2008	By:	/s/ JOHN HAMERSKI
John Hamerski
Vice President and Controller
(Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document

10.1	2008 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2008, File No. 0-15981)

10.2	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.3	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.4	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #2 of optionee and amount of options granted*

10.5	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #2 of grantee and amount of restricted stock granted*

10.6	Form of Regional Director Employment Agreement #2 for the following executive officers: Steven C. Deal, William L. Chaufty and Stan Jablonowski (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a—14(a)/15d—14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.