Form 10-Q
period 2008-06-30
HILB ROGAL & HOBBS CO
filed 2008-08-11
CIK 814898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, no par value	36,447,399

HILB ROGAL & HOBBS COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED INCOME

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands, except per share amounts)
REVENUES
Core commissions and fees	$195,606	$187,391	$374,732	$346,460
Contingent commissions	12,033	8,456	36,196	41,575
Investment income	1,994	3,123	4,652	6,160
Other	995	1,121	1,877	4,089

	210,628	200,091	417,457	398,284
OPERATING EXPENSES
Compensation and employee benefits	118,205	111,554	241,639	220,672
Other operating expenses	42,290	36,837	80,995	69,859
Depreciation	2,269	2,189	4,609	4,302
Amortization of intangibles	10,038	7,095	19,879	14,509
Interest expense	6,182	5,154	13,260	10,645
Intangible asset impairment charge	18,439	—	18,439	—
Merger costs	798	—	798	—

	198,221	162,829	379,619	319,987

INCOME BEFORE INCOME TAXES	12,407	37,262	37,838	78,297
Income taxes	11,284	15,050	21,192	30,863

NET INCOME	$1,123	$22,212	$16,646	$47,434

Net Income Per Share:
Basic	$0.03	$0.61	$0.46	$1.30
Assuming Dilution	$0.03	$0.60	$0.46	$1.29

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

	June 30, 2008	December 31, 2007
	(UNAUDITED)
(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents, including $100,122 and $109,330 respectively, of restricted funds	$277,781	$294,407
Receivables:
Premiums and commissions, less allowance for doubtful accounts of $3,509 and $3,972, respectively	306,508	319,025
Other	39,474	47,190

	345,982	366,215
Prepaid expenses and other current assets	41,139	42,200

TOTAL CURRENT ASSETS	664,902	702,822
PROPERTY AND EQUIPMENT, NET	26,089	26,023

GOODWILL	789,823	794,007
OTHER INTANGIBLE ASSETS	364,670	360,555
Less accumulated amortization	122,162	102,284

	1,032,331	1,052,278
OTHER ASSETS	37,312	36,303

	$1,760,634	$1,817,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Premiums payable to insurance companies	$431,877	$453,850
Accounts payable	31,013	32,380
Accrued expenses	38,334	54,290
Premium deposits and credits due customers	50,062	69,284
Current portion of long-term debt	17,888	14,705

TOTAL CURRENT LIABILITIES	569,174	624,509

LONG-TERM DEBT	407,082	412,432

DEFERRED INCOME TAXES	52,181	50,524

OTHER LONG-TERM LIABILITIES	51,054	46,758

SHAREHOLDERS’ EQUITY
Common Stock, no par value; authorized 100,000 shares; outstanding 36,435 and 36,749 shares, respectively	262,685	271,263
Retained earnings	416,254	409,443
Accumulated other comprehensive income
Unrealized loss on interest rate swaps, net of deferred tax benefit of $661 and $651, respectively	(909)	(1,018)
Foreign currency translation adjustments	3,113	3,515

	681,143	683,203

	$1,760,634	$1,817,426

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)
Balance at January 1, 2008	$271,263	$409,443	$2,497
Issuance of 342 shares of Common Stock	7,543
Repurchase of 656 shares of Common Stock	(20,320)
Stock-based compensation	3,614
Income tax benefit from exercise of stock options	585
Payment of dividends ($0.27 per share)		(9,835)
Unrealized gain on derivative contracts, net of deferred tax expense			109
Foreign currency translation adjustments			(402)
Net income		16,646

Balance at June 30, 2008	$262,685	$416,254	$2,204

Balance at January 1, 2007	$250,359	$350,084	$2,926
Issuance of 544 shares of Common Stock	16,586
Stock-based compensation	3,526
Income tax benefit from exercise of stock options	2,233
Payment of dividends ($0.25 per share)		(9,179)
Unrealized gain on derivative contracts, net of deferred tax expense			231
Foreign currency translation adjustments			888
Net income		47,434

Balance at June 30, 2007	$272,704	$388,339	$4,045

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
(in thousands)
OPERATING ACTIVITIES
Net income	$16,646	$47,434
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset impairment charge	18,439	—
Merger costs	798	—
Depreciation	4,609	4,302
Amortization of intangibles	19,879	14,509
Stock-based compensation	3,614	3,526
Provision for losses on receivables	185	993
Provision for deferred income taxes	1,980	4,025
Gain on sale of assets	(513)	(2,542)
Changes in operating assets and liabilities net of effects from insurance agency acquisitions and dispositions:
(Increase) decrease in receivables	20,445	(14,970)
Decrease in prepaid expenses	937	3,947
Increase (decrease) in premiums payable to insurance companies	(21,999)	29,667
Increase (decrease) in premium deposits and credits due customers	(19,242)	5,292
Decrease in accounts payable	(2,963)	(7,196)
Decrease in accrued expenses	(16,108)	(24,046)
Decrease in regulatory charge accrual	(19)	(309)
Other operating activities	3,161	904

Net Cash Provided by Operating Activities	29,849	65,536

INVESTING ACTIVITIES
Purchase of property and equipment	(5,618)	(4,387)
Purchase of insurance agencies, net of cash acquired	(14,256)	(64,851)
Proceeds from sale of assets	614	14,878
Other investing activities	536	(2,617)

Net Cash Used in Investing Activities	(18,724)	(56,977)

FINANCING ACTIVITIES
Proceeds from long-term debt	10,000	66,401
Principal payments on long-term debt	(13,155)	(31,089)
Repurchase of Common Stock	(20,320)	—
Proceeds from issuance of Common Stock, net of tax payments for options exercised	4,974	12,178
Income tax benefit from exercise of stock options	585	2,233
Dividends	(9,835)	(9,179)

Net Cash Provided by (Used in) Financing Activities	(27,751)	40,544

Increase (decrease) in cash and cash equivalents	(16,626)	49,103
Cash and cash equivalents at beginning of period	294,407	254,811

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,781	$303,914

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HILB ROGAL & HOBBS COMPANY AND SUBSIDIARIES

June 30, 2008

(UNAUDITED)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hilb Rogal & Hobbs Company (the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the prior period have been reclassified to conform to current year presentation. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2007.

NOTE B—PROPOSED MERGER WITH HERMES ACQUISITION CORP.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission, the Company, Willis Group Holdings Limited (“Willis”) and Hermes Acquisition Corp., a wholly-owned merger subsidiary of Willis (“Merger Sub”), entered into an Agreement and Plan of Merger, dated as of June 7, 2008 (the “Merger Agreement”), pursuant to which the Company will, subject to the terms and conditions of the Merger Agreement, merge (the “Merger”) with and into Merger Sub, with Merger Sub continuing as the surviving company.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of both companies, if the Merger is completed, the Company’s Common Stock will be converted into the right to receive cash and/or Willis common stock with a value of $46.00 per share, subject to the collar described in the Merger Agreement and subject to potential proration and adjustment if either form of merger consideration is oversubscribed. In addition, if not exercised prior to completion of the Merger, outstanding stock options and other stock-based awards will vest and be converted into stock options and stock-based awards with respect to shares of Willis common stock on otherwise substantially similar terms, with adjustments to reflect the exchange ratio. Upon consummation of the Merger, each share of restricted stock then outstanding will vest and be converted in the Merger into shares of Willis common stock on the same terms as all other shares of the Company’s Common Stock.

Consummation of the Merger, which is currently anticipated to occur in the fourth quarter of 2008, is subject to certain conditions, including, among others, approval by the Company’s shareholders; governmental filings and regulatory approvals and expiration of applicable waiting periods; accuracy of the representations and warranties of the other party and compliance by the other party with its obligations under the Merger Agreement; and receipt by each party of customary opinions from its counsel that the Merger will qualify as a tax-free reorganization for federal income tax purposes.

The Merger Agreement contains certain termination rights for the Company and Willis, as the case may be, applicable upon the occurrence of certain events specified in the Merger Agreement. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Willis a termination fee equal to $74 million.

NOTE C—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157-2,” which delayed the effective date of the statement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The adoption of Statement 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company continues to evaluate the application of Statement 157 for nonfinancial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations. See Note G for more information on Statement 157.

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

NOTE D—INCOME TAXES

Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax rate for the three months and six months ended June 30, 2008 varied from the statutory rate primarily due to the intangible asset impairment charge, which is not deductible for tax purposes.

There are no material changes in the June 30, 2008 amounts of (i) unrecognized tax benefits, that if recognized would affect the effective tax rate, or (ii) the interest and penalties related to those unrecognized tax benefits from the amounts disclosed at December 31, 2007.

NOTE E—ACQUISITIONS

During the first six months of 2008, the Company acquired certain assets and liabilities of two insurance agencies and other accounts. These acquisitions, individually and in aggregate, were not material to the consolidated financial statements. For certain acquisitions, the allocations of purchase price are preliminary and subject to refinement as the valuations of certain tangible and intangible assets are not final.

During 2007, the Company acquired certain assets and liabilities of ten insurance agencies and other accounts. For certain acquisitions, the allocation of purchase price is preliminary and subject to refinement as the valuations of certain intangible assets are not final.

NOTE E—ACQUISITIONS—(Continued)

The following unaudited, condensed pro forma results of operations assumes the acquisitions occurring in 2007 had been completed as of January 1, 2007.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
(in thousands, except per share amounts)
Pro Forma Revenues	$221,503	$443,188

Pro Forma Net Income	$22,183	$47,135

Pro Forma Net Income Per Share (Basic)	$0.60	$1.29
Pro Forma Net Income Per Share (Assuming Dilution)	$0.60	$1.27

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE F—SALE OF ASSETS AND OTHER GAINS

During the six months ended June 30, 2008 and 2007, the Company sold certain offices, accounts and other assets resulting in gains of $0.5 million and $2.5 million, respectively. These amounts are included in other revenues in the Statement of Consolidated Income. Income taxes related to these gains were $0.2 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. Revenues, expenses and assets related to these dispositions were not material to the consolidated financial statements.

NOTE G—FAIR VALUE MEASUREMENTS

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

•

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liabilities through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the assets or liabilities at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

NOTE G—FAIR VALUE MEASUREMENTS—(Continued)

Each major category of financial assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	June 30, 2008
	Level 1	Level 2	Level 3	Total
(in thousands)
Assets at Fair Value
Fixed-income securities	$—	$25,015	$—	$25,015
Money market funds	100,786	5,697	—	106,483
Mutual fund investments	2,421	—	—	2,421

Total assets	$103,207	$30,712	$—	$133,919

Liabilities at Fair Value
Derivative liabilities	$—	$1,645	$—	$1,645

Total liabilities	$—	$1,645	$—	$1,645

Substantially all investments in fixed-income securities and money market funds are cash equivalents.

NOTE H—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands, except per share amounts)
Numerator for basic and diluted net income per share
Net Income	$1,123	$22,212	$16,646	$47,434
Denominator
Weighted average shares	36,087	36,530	36,257	36,346
Effect of guaranteed future shares to be issued in connection with agency acquisitions	48	52	67	52

Denominator for basic net income per share	36,135	36,582	36,324	36,398
Effect of dilutive securities:
Employee stock options	91	312	83	330
Employee non-vested stock	77	134	82	135
Contingent stock—acquisitions	11	39	46	33

Dilutive potential common shares	179	485	211	498

Denominator for diluted net income per share—adjusted weighted average shares	36,314	37,067	36,535	36,896

Net Income Per Share:
Basic	$0.03	$0.61	$0.46	$1.30
Assuming Dilution	$0.03	$0.60	$0.46	$1.29

NOTE I—REGULATORY CHARGE AND RELATED MATTERS

The Company and certain other companies in the insurance intermediary industry have been subject to investigations and inquiries by various governmental authorities regarding business practices and broker compensation arrangements. On August 31, 2005, the Company entered into an agreement (the Agreement) with the Attorney General of the State of Connecticut (the Attorney General) and the Insurance Commissioner of the State of Connecticut (the Commissioner) to resolve all issues related to investigations conducted by the Attorney

NOTE I—REGULATORY CHARGE AND RELATED MATTERS—(Continued)

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

In 2005, the Company recorded a $42.3 million charge, and related income tax benefit of $16.0 million, primarily relating to the Agreement with the Attorney General and the Commissioner. This charge included the Fund established by the Agreement; estimated costs for pending regulatory matters; and various legal and administrative costs to be incurred related to the Fund and complying with the Agreement’s other provisions. Since incurring the charge, the Company has made related payments of $30.0 million into the Fund and various amounts for legal and administrative matters. The total regulatory charge liability as of June 30, 2008 and December 31, 2007 is $0.7 million and $0.8 million, respectively. The current portion of this liability as of June 30, 2008 and December 31, 2007 is $0.6 million and $0.7 million, respectively, and is included in accrued expenses. The remaining liability is included in other long-term liabilities.

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

NOTE J—COMMITMENTS AND CONTINGENCIES—(Continued)

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

NOTE J—COMMITMENTS AND CONTINGENCIES—(Continued)

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

On October 10, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit (Third Circuit) relating to the District Court of New Jersey’s order dismissing Civil No. 04-5184 and all other adverse orders and decisions in Civil No. 04-5184. The plaintiffs filed an opening brief in support of their appeal on February 19, 2008. Defendants filed an opposition brief on April 7, 2008 and plaintiffs filed a reply brief on April 24, 2008. On July 2, 2008, the Third Circuit issued an order granting joint motions by plaintiffs and defendant Marsh & McLennan and various of its affiliates (the Marsh entities) to dismiss the appeal as to the Marsh entities and partially remanded the case to the District Court for the district court to consider a motion to approve a settlement agreement between plaintiffs and the Marsh entities. Furthermore, the Third Circuit stayed the appeal pending these further proceedings by the District Court and ordered that status reports be filed monthly until those proceedings are completed at which time the parties are to file a statement outlining the remaining appeal issues. On July 10, 2008, plaintiffs filed with the Third Circuit a motion to vacate the stay order. On July 30, 2008 the Third Circuit granted plaintiffs’ motion to vacate the stay order and lifted the stay. On July 31, 2008, the Third Circuit tentatively listed Civil No. 04-5184 for consideration by the merits panel on April 20, 2009. The Third Circuit’s notice states that it may become necessary to move the date to another day within the week of April 20, 2009 and that the parties will be advised no later than one week prior to this disposition date if oral argument will be required. It is not possible to state when a decision will be rendered by the Third Circuit.

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

NOTE J—COMMITMENTS AND CONTINGENCIES—(Continued)

Other

There are in the normal course of business various other outstanding commitments and contingent liabilities. Management does not anticipate material losses as a result of such matters.

NOTE K—IMPAIRMENT OF INTANGIBLE ASSETS

In the 2008 second quarter, certain key producers departed HRH Reinsurance Brokers Limited (“HRH Re”), a London-based reinsurance subsidiary. These producers were responsible for a significant portion of the subsidiary’s revenue and their departure represented a goodwill impairment indicator. Consistent with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company performed an impairment test of the HRH Re goodwill and identifiable intangible assets. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $18.4 million during the three months ended June 30, 2008.

NOTE L—SUBSEQUENT EVENT—SETTLEMENT OF RESTRICTIVE COVENANT LITIGATION

On July 10, 2008, the Company and its subsidiary, Hilb Rogal & Hobbs of Massachusetts, LLC, entered into a settlement agreement with Kinloch Holdings, Inc., Kinloch Partners, Inc., Kinloch Consulting Group, Inc. and several former employees of the Company (collectively, “Defendants”) related to restrictive covenant litigation brought against the Defendants in the Superior Court of Massachusetts.

Under the terms of the settlement agreement, the Defendants are enjoined from directly or indirectly (i) soliciting or accepting the business of, or providing any insurance brokerage or consulting services to, any customer to which or on behalf of which Hilb Rogal & Hobbs of Massachusetts, LLC provided or sold any products or services at any time during 2007, with the exception of certain clients named in the settlement agreement; and (ii) hiring, employing, or soliciting for hire any individual who was an employee of Hilb Rogal & Hobbs of Massachusetts, LLC, the Company, or any of their subsidiaries or affiliates during the two years ending July 2, 2010. In addition, the Defendants paid $9.8 million of damages to the Company in July 2008 under the settlement agreement’s terms.

NOTE M—SEGMENT INFORMATION

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

NOTE M—SEGMENT INFORMATION—(Continued)

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Operating profit	$48,539	$49,927	$90,771	$101,479
Gain on sale of assets	111	258	513	2,542
Amortization of intangibles	(10,038)	(7,095)	(19,879)	(14,509)
Interest expense	(6,182)	(5,154)	(13,260)	(10,645)
Minority interest expense	(1,044)	(523)	(1,171)	(419)
Intangible asset impairment charge	(18,439)	—	(18,439)	—
Merger costs	(798)	—	(798)	—
Gain (loss) on foreign currency remeasurement	258	(151)	101	(151)

Income before income taxes	$12,407	$37,262	$37,838	$78,297

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

(in thousands)	Three Months Ended June 30, 2008
	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$182,495	$10,678	$14,574	$5,632	$(2,751)	$210,628
Investment income	3,431	238	291	323	(2,289)	1,994
Depreciation	1,662	132	173	62	240	2,269
Operating profit	44,478	3,319	3,944	1,330	(4,532)	48,539
Amortization of intangibles	7,218	840	1,240	530	210	10,038
Interest expense	488	6	710	185	4,793	6,182

(in thousands)	Three Months Ended June 30, 2007
	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$168,522	$10,674	$15,116	$6,500	$(721)	$200,091
Investment income	3,485	252	546	425	(1,585)	3,123
Depreciation	1,627	121	153	67	221	2,189
Operating profit	45,446	3,673	3,869	2,314	(5,375)	49,927
Amortization of intangibles	4,561	759	1,104	461	210	7,095
Interest expense	376	13	1,007	299	3,459	5,154

NOTE M—SEGMENT INFORMATION—(Continued)

(in thousands)	Six Months Ended June 30, 2008
	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$363,405	$21,737	$26,369	$12,051	$(6,105)	$417,457
Investment income	7,973	607	671	752	(5,351)	4,652
Depreciation	3,398	272	335	128	476	4,609
Operating profit	84,415	6,725	5,959	3,379	(9,707)	90,771
Amortization of intangibles	14,326	1,698	2,482	953	420	19,879
Interest expense	917	8	1,686	405	10,244	13,260

(in thousands)	Six Months Ended June 30, 2007
	Domestic Retail	Excess & Surplus	International	All Other	Corporate/ Eliminations	Total
Total revenues	$337,737	$20,890	$27,633	$15,282	$(3,258)	$398,284
Investment income	7,327	463	1,227	940	(3,797)	6,160
Depreciation	3,230	235	300	112	425	4,302
Operating profit	92,917	7,581	5,526	4,562	(9,107)	101,479
Amortization of intangibles	9,354	1,439	2,209	1,087	420	14,509
Interest expense	731	53	2,023	628	7,210	10,645

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

On June 8, 2008, HRH and Willis Group Holdings Limited (Willis) announced a definitive agreement providing for the merger of HRH and a wholly-owned subsidiary of Willis. Under the terms of the agreement, if the merger is completed, all of the outstanding shares of HRH common stock will be converted into the right to receive cash, Willis common stock or a combination of cash and stock. The transaction, which is expected to close in the fourth quarter of 2008, is subject to customary closing conditions, including HRH shareholder approval. For further information, see “Note B-Proposed Merger with Hermes Acquisition Corp.” of Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2008

Net income for the second quarter 2008 reflected a non-cash $18.4 million intangible asset impairment charge related to HRH Reinsurance Brokers Limited, a London-based reinsurance subsidiary, as a result of the departure of certain key producers prior to the HRH/Willis merger announcement who were responsible for a significant portion of the operation’s revenue. Subsequent to the end of the second quarter, the Company entered into a revenue sharing agreement with Willis to retain the subsidiary’s clients. For further information, see “Note K-Impairment of Intangible Assets” of Notes to Consolidated Financial Statements.

Net income for the three months ended June 30, 2008 was $1.1 million, or $0.03 per share, compared with $22.2 million, or $0.60 per share, for the comparable period last year. The Company incurred approximately $0.5 million in costs related to its planned merger with Willis Group Holdings Limited, net of tax, in the 2008 second quarter. In addition, gains on the sale of assets, net of tax, were $68 thousand and $(4) thousand for the three months ended June 30, 2008 and 2007, respectively. Independent of these items, the quarter-to-quarter decrease of $20.7 million, or $0.56 per share, in net income primarily resulted from continued declines in property and casualty premium rates, an intangible asset impairment charge related to HRH Reinsurance Brokers Limited, the dilutive impact from the 2007 acquisition of Banc of America Corporate Insurance Agency, LLC, and increased professional claims and fees.

Commissions and Fees

Total commissions and fees increased $11.8 million, or 6.0%, to $207.6 million for the three months ended June 30, 2008 from $195.8 million for the comparable period last year. This change reflects an $8.2 million, or 4.4%, increase in core commissions and fees and an increase in contingent commissions of $3.6 million, or 42.3%. These changes are outlined below by segment:

(in thousands)	Three Months Ended June 30,
	2008	2007	% Change
Domestic Retail	$166,781	$156,068	6.9%
Excess and Surplus	10,087	10,136	(0.5)
International	14,053	15,666	(10.3)
All Other	4,685	5,521	(15.1)

Total core commissions and fees	195,606	187,391	4.4
Domestic Retail	11,695	7,940	47.3
Excess and Surplus	338	263	28.5
International	—	—	—
All Other	—	253	(100.0)

Total contingent commissions	12,033	8,456	42.3

Total commissions and fees	$207,639	$195,847	6.0%

Approximately $18.1 million of the increase in core commissions and fees for Domestic Retail was derived from acquisitions of new insurance agencies and accounts in 2008 and 2007. This increase was partially offset by the reduction of core commissions and fees of approximately $0.8 million from the sale of certain agencies and accounts in 2007. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(6.6) million, or (4.2)%. This decrease principally reflects continued declines in commercial property and casualty premium rates, partially offset by new business. The estimated decline in the average commercial property and casualty premium rate for the 2008 second quarter was 12.9% (as reported by the Council of Insurance Agents and Brokers). Supplemental commissions for the 2008 second quarter, which are included in core commissions and fees, were $3.7 million and approximated the 2007 second quarter amount. Supplemental commissions relate to supplemental commission agreements between the Company’s branches and certain underwriters which have replaced contingent commission arrangements that previously existed with these underwriters. The 0.5% decrease in Excess and Surplus core commissions and fees can be primarily attributed to lower premium rates and reduced placements resulting from a shift of business from the excess and surplus markets to standard retail markets. This change is due to standard retail markets becoming more competitive with insurance placements. This decrease was partially offset by the effect of a 2007 acquisition. Excluding the effect of this acquisition, the change in core commissions and fees for Excess and Surplus was $(0.4) million. Core commissions and fees for International decreased $1.6 million or 10.3%. This decrease is primarily attributable to decreased producer headcounts at the Company’s London-based reinsurance subsidiary and timing differences.

Contingent commissions increased $3.6 million, or 42.3%. The increase is primarily due to increased contingent commissions received at agencies acquired in 2007, partially offset by the Domestic Retail shift from contingent commissions to supplemental commissions from certain carriers.

Operating Expenses and Other Results

Expenses for the quarter increased $35.4 million, or 21.7%. Compensation and employee benefits increased $6.7 million primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies in 2007. Other operating expenses increased $5.5 million mainly due to acquisitions of insurance agencies and increased professional and claims fees. The increase in professional and claims fees is primarily due to increased legal costs.

Depreciation expense was relatively unchanged between the quarters. Amortization of intangibles increased approximately $2.9 million due to intangible assets acquired in 2008 and 2007. Interest expense increased $1.0 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

As mentioned earlier, the Company recorded an $18.4 million intangible asset impairment charge related to HRH Reinsurance Brokers Limited in the 2008 second quarter.

The effective tax rate for the Company was 90.9% and 40.4% for the three months ended June 30, 2008 and 2007, respectively. The increase in the tax rate is primarily due to the intangible asset impairment charge being non-deductible for tax purposes.

Six Months Ended June 30, 2008

Net income for the six months ended June 30, 2008 was $16.6 million, or $0.46 per share, compared with $47.4 million, or $1.29 per share, for the comparable period last year. The Company incurred approximately $0.5 million in costs related to its planned merger with Willis Group Holdings Limited, net of tax, in the 2008 second quarter. Non-operating gains, net of tax, were $0.3 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. Independent of these items, the year-to-year decrease of $29.3 million, or $0.79 per share, in net income primarily resulted from the net income factors noted for the 2008 second quarter as well as the timing related to the shift from contingent commissions to supplemental commissions and increased costs related to the employee medical program.

Commissions and Fees

Total commissions and fees increased $22.9 million, or 5.9%, to $410.9 million for the six months ended June 30, 2008 from $388.0 million for the comparable period last year. This change reflects a $28.3 million, or 8.2%, increase in core commissions and fees and a decrease in contingent commissions of $5.4 million, or 12.9%. These changes are outlined below by segment:

(in thousands)	Six Months Ended June 30,
	2008	2007	% Change
Domestic Retail	$320,518	$289,952	10.5%
Excess and Surplus	18,487	18,054	2.4
International	25,631	27,242	(5.9)
All Other	10,096	11,212	(10.0)

Total core commissions and fees	374,732	346,460	8.2
Domestic Retail	33,338	38,813	(14.1)
Excess and Surplus	2,612	2,327	12.2
International	—	—	—
All Other	246	435	(43.4)

Total contingent commissions	36,196	41,575	(12.9)

Total commissions and fees	$410,928	$388,035	5.9%

Approximately $37.6 million of the increase in core commissions and fees for Domestic Retail were derived from acquisitions of new insurance agencies and accounts in 2008 and 2007. This increase was partially offset by the reduction of core commissions and fees of approximately $3.0 million from the sale of certain agencies and accounts in 2007. Excluding the effect of acquisitions and dispositions, the change in core commissions and fees for Domestic Retail was $(4.1) million, or (1.4)%. This decrease principally reflects continued declines in commercial property and casualty premium rates, partially offset by new business and supplemental commissions. The 2.4% increase in Excess and Surplus core commissions and fees can be attributed to an acquisition in 2007. Excluding the effect of this acquisition, the change in core commissions and fees for Excess and Surplus was $(0.9) million or (5.2)%. This decrease reflects the same factors noted for the 2008 second quarter. Core commissions and fees for International decreased $1.6 million. This decrease is attributable to the same factors noted for the 2008 second quarter.

Contingent commissions decreased $5.4 million, or 12.9%. The change in contingent commissions is primarily attributed to the Domestic Retail shift from contingent to supplemental commissions from certain carriers.

Operating Expenses and Other Results

Expenses for the first six months increased $59.6 million, or 18.6%. Compensation and employee benefits increased $21.0 million primarily due to the impact of acquisitions of insurance agencies partially offset by the divestitures of certain agencies in 2007. Other operating expenses increased $11.1 million mainly due to acquisitions of insurance agencies and increased professional and claims fees. The increase in professional and claims fees is primarily due to increased legal costs related to the protection of restrictive covenants in employment matters.

Depreciation expense was relatively comparable to the prior year period. Amortization of intangibles increased $5.4 million due to intangible assets acquired in 2008 and 2007. Interest expense increased $2.6 million due to increased average borrowings primarily used to assist with the funding of the Company’s acquisition program.

As mentioned earlier, the Company recorded an $18.4 million intangible asset impairment charge related to HRH Reinsurance Brokers Limited in the 2008 second quarter.

The effective tax rate for the Company was 56.0% and 39.4% for the six months ended June 30, 2008 and 2007, respectively. The increase in the tax rate is primarily due to the intangible asset impairment charge being non-deductible for tax purposes.

Other

For the three months ended June 30, 2008, net income as a percentage of revenues decreased significantly from the three months ended March 31, 2008. This decrease was principally due to the intangible asset impairment charge. Excluding the intangible asset impairment charge, net income as a percentage of revenues did not vary significantly. Commission income was slightly higher during the second quarter due to new business production, timing of policy renewals and acquisitions partially offset by lower contingent commissions, the majority of which are historically received during the first quarter.

The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly from quarter to quarter. As a result of the factors described above, operating results for the six months ended June 30, 2008 should not be considered indicative of the results that may be expected for the entire year ending December 31, 2008.

Liquidity and Capital Resources

Net cash provided by operations was $29.8 million and $65.5 million for the six months ended June 30, 2008 and 2007, respectively, and is primarily dependent upon the timing of the collection of insurance premiums from clients and payment of those premiums to the appropriate insurance underwriters. Because the timing of such transactions varies, net cash flows from operations may vary substantially from period-to-period.

The Company has historically generated sufficient funds internally to finance capital expenditures. Cash expenditures for the acquisition of property and equipment were $5.6 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively. Cash outlays related to the purchase of insurance agencies amounted to $14.3 million and $64.9 million for the six months ended June 30, 2008 and 2007, respectively. Cash outlays for such insurance agency acquisitions have been funded through operations and long-term borrowings. In addition, a portion of the purchase price in such acquisitions may be paid through Common Stock and/or deferred cash and Common Stock payments. Cash proceeds from the sales of certain offices, insurance accounts and other assets totaled $0.6 million and $14.9 million for the six months ended June 30, 2008 and 2007, respectively. The Company did not have any material capital expenditure commitments as of June 30, 2008.

Financing activities provided (utilized) cash of $(27.8) million and $40.5 million in the six months ended June 30, 2008 and 2007, respectively, as the Company repurchased Common Stock, borrowed funds, received funds on stock option exercises, and made dividend and debt payments. Under the terms of the merger agreement with Willis, the Company may not pay a quarterly dividend greater than $0.14 per share without the prior written consent of Willis. The Company repurchased 656,218 shares of its Common Stock on the open market for $20.3 million during the six months ended June 30, 2008. For the six months ended June 30, 2007, no shares of the Company’s Common Stock were repurchased on the open market. Due to the proposed merger between the Company and Willis, the Company is restricted from repurchasing Common Stock on the open market.

As of June 30, 2008, the Company had, under its Note Purchase Agreement with the Prudential Insurance Company of America, (i) outstanding notes of $100.0 million which will mature on August 27, 2017 and (ii) $100.0 million available under an uncommitted shelf facility.

As of June 30, 2008, the Company had, under its credit agreement with Bank of America, N.A. and other lenders, outstanding revolving credit facility borrowings of $295.6 million; and $154.1 million available under the revolving credit facility for future borrowings. The revolving credit facility matures in 2011.

The Company had a current ratio (current assets to current liabilities) of 1.17 to 1.00 as of June 30, 2008. Shareholders’ equity of $681.1 million at June 30, 2008, is decreased from $683.2 million at December 31, 2007. The debt to equity ratio at June 30, 2008 of 0.60 to 1.00 remains unchanged from the ratio at December 31, 2007 of 0.60 to 1.00.

The Company believes that cash generated from operations, together with proceeds from borrowings, will provide sufficient funds to meet the Company’s short and long-term funding needs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157-2,” which delayed the effective date of the statement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted Statement 157 for its financial assets and liabilities. The adoption of Statement 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company continues to evaluate the application of Statement 157 for nonfinancial assets and liabilities but does not believe that it will significantly impact the Company’s financial position and results of operations. For further information, see “Note G—Fair Value Measurements” of Notes to Consolidated Financial Statements.

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

In addition to state regulatory inquiries, the Company has been named as a defendant in a purported class action brought against a number of brokers in the insurance industry. For information on industry and other litigation, see “Note J-Commitments and Contingencies” of Notes to Consolidated Financial Statements.

Forward-Looking Statements

Forward-looking statements in Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company’s news releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, include the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions and are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

While forward-looking statements are provided to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Risk factors and uncertainties that might cause such a difference include, but are not limited to, the following: the Company’s commission revenues are based on premiums set by insurers and any decreases in these premium rates could result in revenue decreases for the Company; the level of contingent commissions is difficult to predict and any material decrease in the Company’s collection of them is likely to have an adverse impact on operating results; the Company’s growth has been enhanced through acquisitions, but the Company may not be able to successfully identify and attract suitable acquisition candidates and complete acquisitions; the Company’s failure to integrate an acquired insurance agency efficiently may have an adverse effect on the Company; the general level of economic activity can have a substantial impact on revenues that is difficult to predict; a strong economic period may not necessarily result in higher revenues; the Company’s success in the future depends, in part, on the Company’s ability to attract and retain quality producers; the

Company may be subject to increasing costs arising from errors and omissions claims against the Company; the Company is subject to governmental regulation which may impact operating results and/or growth; the business practices and broker compensation arrangements of the Company are subject to uncertainty due to investigations by governmental authorities and related private litigation; the Company is subject to a number of investigations and legal proceedings, which if determined unfavorably for the Company, may adversely affect the Company’s results of operations; a decline in the Company’s ability to obtain new financing and/or refinance current borrowings may adversely affect the Company; if the Company is unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results; quarterly and annual variations in the Company’s commissions and fees that result from the timing of policy renewals and the net effect of new and lost business production may have unexpected impacts on the Company’s results of operations; the Company’s operating results could be adversely affected if the value of intangible assets is not fully realized; the Company has international operations, particularly in the United Kingdom, which expose the Company to various legal, economic and market risks including foreign currency exchange rate fluctuations, customer loss and business disruption as a result of the pendency of the HRH/Willis merger, including without limitation difficulties in maintaining relationships with employees, and merger-related expenses, may be greater than expected; completion of the merger is subject to the satisfaction of various conditions to closing set forth in the definitive merger agreement between the Company and Willis, including without limitation receipt of the Company’s shareholder approval, and the merger may not be completed on the anticipated schedule or at all; and, if the merger is completed, the success of the HRH/Willis merger is subject to risks and uncertainties, including without limitation the risk that Willis may not be able to achieve the expected cost savings, synergies and other strategic benefits from the proposed transaction or may take longer to achieve the cost savings, synergies and benefits than expected, and the integration of the Company with Willis’ operations may not be successful or may be materially delayed or may be more costly or difficult than expected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2008, approximately 47% of the Company’s debt is effectively fixed rate. The Company has variable rate debt, maintains certain investments and utilizes derivative financial instruments (on a limited basis) which are subject to market risk; however, the Company believes that exposure to market risk associated with these instruments is not material.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered by this report on Form 10-Q, the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information on legal proceedings contained in “Note J-Commitments and Contingencies” of the Notes to Consolidated Financial Statements filed in Item 1 of Part I of this Form 10-Q is incorporated by reference.

Item 1A.	RISK FACTORS.

As of the date of this report, there are no material changes except for three additions to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

With the proposed merger between Hermes Acquisition Corp. (a wholly-owned merger subsidiary of Willis Group Holdings Limited) and the Company, the Company has added the following risk factors and descriptions:

* * *

Customer loss and business disruption as a result of the pendency of the HRH/Willis merger, including without limitation difficulties in maintaining relationships with employees, and merger-related expenses, may be greater than expected.

Uncertainty about the effect of the merger on employees, producers, customers and other third-parties may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to retain and motivate key personnel until the merger is completed and could cause customers and others that deal with the Company to defer purchases or other decisions concerning the Company or seek to change existing business relationships with the Company. If key employees depart because of uncertainty about their future roles and the potential complexities of integration, the Company’s business following the merger could be harmed.

Also, the Company expects to incur significant costs associated with transaction fees, professional services and other costs related to the merger. These costs may be more than expected and may vary with events and circumstances leading to completion of the merger.

Completion of the merger is subject to the satisfaction of various conditions to closing set forth in the definitive merger agreement between the Company and Willis, including without limitation receipt of the Company’s shareholder approval, and the merger may not be completed on the anticipated schedule or at all.

In addition to required regulatory clearances and approvals, the merger is subject to a number of other conditions, including the Company’s shareholder approval, beyond the Company’s control that may prevent, delay or otherwise negatively affect its completion. The Company cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring.

If the merger is completed, the success of the HRH/Willis merger is subject to risks and uncertainties, including without limitation the risk that Willis may not be able to achieve the expected cost savings, synergies and other strategic benefits from the proposed transaction or may take longer to achieve the cost savings, synergies and benefits than expected, and the integration of the Company with Willis’ operations may not be successful or may be materially delayed or may be more costly or difficult than expected.

Historically, the Company and Willis have operated as independent companies, and they will continue to do so until the completion of the merger. The management of Willis may face significant challenges in consolidating the functions of Willis and the Company and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies, retaining key personnel and maintaining relationships with certain third parties. In connection with the merger, Willis expects to integrate certain operations of the Company and Willis, and the integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with clients and customers of the Company and Willis and with other market participants, employees, regulators and others with whom the Company and Willis have business or other dealings. If Willis fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the merger.

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

c) The following table sets forth the details of purchases of Common Stock under the publicly announced share-repurchase program (the 2004 Program) that occurred in the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2008	140,836	$30.54	140,836	$30,705,423
June 2008	33,182	$30.86	33,182	$29,680,469

Total	174,018		174,018

The 2004 Program was announced by the Company on March 31, 2004 and provides for the Company to purchase up to $50.0 million of its Common Stock annually. The repurchases may be made on the open market or in negotiated transactions, with the timing and amount of the transactions to be determined by the Company’s management subject to market conditions and other factors.

Not included in the 2004 Program are purchases that were made on behalf of a trust maintained by the Company for the Executive Voluntary Deferral Plan and the Outside Directors Deferral Plan. Total number of shares purchased during the second quarter of 2008 relating to the plans was 8,267, at an average price per share of $30.06.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a) The annual meeting of shareholders (the “Meeting”) of the Company was held on May 6, 2008.

c) At the Meeting, the shareholders voted for the election of three (3) directors to serve for terms of three (3) years expiring on the date of the annual meeting in 2011 and until their successors are elected. The results of the voting in these elections are set forth below.

	Votes For	Votes Withheld	Non-votes
Julie A. Beck	32,663,945	557,225	3,320,928
Theodore L. Chandler, Jr.	31,076,716	2,144,454	3,320,928
Warren M. Thompson	31,363,404	1,857,766	3,320,928

In addition, the shareholders voted for the (i) proposal to declassify the Board of Directors into one class subject to election each year and (ii) the ratification of the appointment of Ernst & Young LLP as independent registered public accountants to audit the Company’s consolidated financial statements for the 2008 fiscal year. The results of the voting are set forth below.

	Votes For	Votes Against	Abstentions	Non-votes
(i) Proposal to declassify the Board of Directors	24,383,631	6,445,009	65,852	5,647,606
(ii) Appointment of Ernst & Young LLP	32,836,862	358,957	25,351	3,320,928

No other matters were voted upon at the Meeting or during the quarter for which this report is filed.

Item 6.	EXHIBITS.

a) Exhibits

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated as of June 7, 2008, by and among Hilb Rogal & Hobbs Company, Willis Group Holdings Limited and Hermes Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 7, 2008, File No. 0-15981)

10.1	2008 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2008, File No. 0-15981)

10.2	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.3	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.4	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #2 of optionee and amount of options granted (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, File No. 0-15981)

10.5	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #2 of grantee and amount of restricted stock granted (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, File No. 0-15981)

10.6	Form of Regional Director Employment Agreement #2 for the following executive officers: Steven C. Deal, William L. Chaufty and Stanley Jablonowski (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.7	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #3 of optionees and amount of options granted*

10.8	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #3 of grantees and amount of restricted stock granted*

10.9	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Martin L. Vaughan, III*

10.10	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with F. Michael Crowley*

10.11	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Timothy J. Korman*

10.12	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Peter S. Gruenberg*

10.13	Form of Amended and Restated Change of Control Employment Agreement dated July 30, 2008 for the following executive officers: Joseph W. G. Birriel, Carolyn Jones, Allen Brent King, and William C. Widhelm*

10.14	Form of Amended and Restated Change of Control Employment Agreement dated July 30, 2008 for the following executive officers: Frank H. Beard, William C. Chaufty, William F. Creedon, Steven C. Deal, Stanley Jablonowski, Karl E. Manke, John P. McGrath, Robert S. O’Brien and J. Thomas Stiles*

Exhibit No.	Document
31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hilb Rogal & Hobbs Company
(Registrant)

Date August 8, 2008	By:	/s/ MARTIN L. VAUGHAN, III
Martin L. Vaughan, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 8, 2008	By:	/s/ MICHAEL DINKINS
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date August 8, 2008	By:	/s/ JOHN HAMERSKI
John Hamerski
Vice President and Controller
(Chief Accounting Officer)

HILB ROGAL & HOBBS COMPANY

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, dated as of June 7, 2008, by and among Hilb Rogal & Hobbs Company, Willis Group Holdings Limited and Hermes Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 7, 2008, File No. 0-15981)

10.1	2008 Corporate Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2008, File No. 0-15981)

10.2	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule of optionees and amounts of options granted (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.3	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule of grantees and amounts of restricted stock granted (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.4	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #2 of optionee and amount of options granted (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, File No. 0-15981)

10.5	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #2 of grantee and amount of restricted stock granted (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, File No. 0-15981)

10.6	Form of Regional Director Employment Agreement #2 for the following executive officers: Steven C. Deal, William L. Chaufty and Stanley Jablonowski (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2007, File No. 0-15981)

10.7	2008 form of Hilb Rogal & Hobbs Company Employee Non-Qualified Stock Option Agreement with schedule #3 of optionees and amount of options granted*

10.8	2008 form of Hilb Rogal & Hobbs Company Restricted Stock Agreement with schedule #3 of grantees and amount of restricted stock granted*

10.9	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Martin L. Vaughan, III*

10.10	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with F. Michael Crowley*

10.11	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Timothy J. Korman*

10.12	Amended and Restated Change of Control Employment Agreement dated July 30, 2008 with Peter S. Gruenberg*

10.13	Form of Amended and Restated Change of Control Employment Agreement dated July 30, 2008 for the following executive officers: Joseph W. G. Birriel, Carolyn Jones, Allen Brent King, and William C. Widhelm*

10.14	Form of Amended and Restated Change of Control Employment Agreement dated July 30, 2008 for the following executive officers: Frank H. Beard, William C. Chaufty, William F. Creedon, Steven C. Deal, Stanley Jablonowski, Karl E. Manke, John P. McGrath, Robert S. O’Brien and J. Thomas Stiles*

Exhibit No.	Document
31.1	Certification Statement of Chief Executive Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)*

31.2	Certification Statement of Chief Financial Officer Pursuant to Rule 13a – 14(a)/15d – 14(a)*

32.1	Certification Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith